Form 10-Q
period 2026-03-31
Avalanche Treasury Corp
filed 2026-06-29
CIK 2092446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2026

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Avalanche Treasury Corporation
(Exact Name of Registrant as Specified in its Charter)

Delaware	001-43345	39-4863126
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

11 W. 42nd Street 2nd Floor New York, NY	10036
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (332) 240-1155

N/A
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	AVAT	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 25, 2026, 39,514,805 shares of Class A common stock, par value $0.01 per share and 5,805,639 shares of Class B common stock, were issued and outstanding.

Explanatory Note

On June 11, 2026, Avalanche Treasury Corporation (“Pubco”) consummated its previously announced business combination pursuant to that certain Business Combination Agreement, dated October 1, 2025 (as amended, modified, supplemented modified and/or restated from time to time, the “Business Combination Agreement”), by and among Avalanche Treasury Corporation, Mountain Lake Acquisition Corp., at that time a Cayman Islands exempted company (“MLAC”), Avalanche SPAC Merger Sub LLC, a Delaware limited liability company, Avalanche Company Merger Sub LLC, a Delaware limited liability company, Avalanche Treasury Company LLC, a Delaware limited liability company, Dragonfly Digital Management, LLC, a Delaware limited liability company (“Seller”), Dragonfly Ventures L.P., a Cayman Islands exempted limited partnership, Dragonfly Ventures II, L.P., a Cayman Islands exempted limited partnership (together with the Seller, the “Seller Related Parties”) and Astral Horizon, L.P., a Delaware limited partnership.

The business combination was accounted for as a reverse recapitalization under Accounting Standards Codification (“ASC”) 805, with MLAC being treated as the acquired company for financial reporting purposes and Pubco as the accounting “acquirer.” Accordingly, the financial statements of the combined entity will represent a continuation of the financial statements of Pubco with the business combination treated as the equivalent of Pubco issuing stock for the net assets of MLAC, accompanied by a recapitalization. The net assets of MLAC were stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination were those of Avalanche Treasury Company LLC.

This Quarterly Report on Form 10-Q (this “Quarterly Report” or “Form 10-Q”) is filed by Avalanche Treasury Corporation under its current name and CIK, but includes the financial statements as of and for the three months ended March 31, 2026 and Management’s Discussion and Analysis of Financial Condition and Results of Operations of Avalanche Treasury Company, LLC (the predecessor) and the financial statements as of and for the three months ended March 31, 2026 and Management’s Discussion and Analysis of Financial Condition and Results of Operations of Avalanche Treasury Corporation (the successor).

Forward-Looking Statements

This Quarterly Report contains statements that may constitute “forward-looking statements” for purposes of the federal securities laws. Forward-looking statements include, but are not limited to, statements regarding MLAC, Pubco, Avalanche Treasury Company, LLC and their respective management teams’ expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Current Report may include, for example, statements about:

●	the failure to realize the anticipated benefits of the Business Combination and any transactions contemplated thereby;
●	the outcome of any potential legal proceedings that may be instituted against Avalanche Treasury Company LLC, Pubco, MLAC or others following announcement of the Business Combination;
●	the failure of Pubco to maintain the listing of its securities on Nasdaq;
●	ongoing costs related to the Business Combination and as a result of Pubco becoming a public company;
●	changes in business, market, financial, political and regulatory conditions;
●	the ability of Pubco to grow and manage growth profitably;
●	risks relating to Pubco’s anticipated operations and business, including the success of any future acquisitions;
●	Pubco’s ability to retain its management and key employees;
●	the risk that issuances of equity or debt securities, including issuances of equity securities in connection with Pubco’s acquisition strategy, may adversely affect the value of Pubco’s common stock and dilute its stockholders;
●	the risk that Pubco experiences difficulties managing its growth and expanding operations following the consummation of the Business Combination;
●	challenges in implementing the business plan, due to lack of an operating history, operational challenges, significant competition and regulation;
●	the price and volatility of AVAX;
●	AVAX’s prominence as a digital asset and Avalanche as the foundation of a new financial system;
●	the ability to develop and maintain effective internal controls and procedures or correct the previously identified material weakness;
●	the macro and political conditions surrounding AVAX, Avalanche and digital assets generally;
●	the planned business strategy, including Pubco’s ability to raise capital to continue to acquire additional AVAX, to secure participation and contribution from AVAX holders through in-kind investments, to successfully deploy and apply financial trading strategies or risk-management techniques in its active management of its AVAX holdings;
●	generation of AVAX yield through the delegation or staking of AVAX to validators and the deployment of AVAX, digital assets or fiat to traders, market makers, asset managers and other crypto market participants to with the goal of adopting conservative approaches focused on preservation and consistent returns;

●	potential growth avenues organically through (i) expanding the talent base, potential product offering and partnerships, and (ii) inorganically through selective minority investments, joint ventures and acquisitions where the Company believes such transactions have the potential to accelerate the expansion of Avalanche-related capabilities and AVAX accumulation; and
●	Pubco’s ability to provide its shareholders with differentiated AVAX exposure, including plans and use of proceeds as well as any potential future capital raises.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report. These forward-looking statements are based on information available as of the date of this Quarterly Report, and current expectations, forecasts and assumptions and involve a number of judgments, risks and uncertainties, including those described in the section entitled “Risk Factors” in the definitive proxy statement/prospectus (the “Proxy Statement/Prospectus”) included in the Registration Statement on Form S-4 (File No. 333-294684) filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2026. Accordingly, forward-looking statements should not be relied upon as representing the views of Pubco as of any subsequent date, and Pubco does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. It is not possible for Pubco management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this Quarterly Report.

The forward-looking statements included in this Quarterly Report are made only as of the date hereof. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We do not undertake any obligation to update publicly any forward-looking statements for any reason after the date of this Quarterly Report to conform these statements to actual results or to changes in expectations, except as required by law.

AVALANCHE TREASURY CORPORATION (SUCCESSOR)

i

AVALANCHE TREASURY CORPORATION

BALANCE SHEET

AS OF MARCH 31, 2026 AND DECEMBER 31, 2025

	March 31, 2026
	(unaudited)	December 31, 2025
ASSETS
Current Assets
Deferred transaction costs	$2,224,203	$1,629,758
Total Current Assets	2,224,203	1,629,758
TOTAL ASSETS	$2,224,203	$1,629,758

COMMITMENTS AND CONTINGENCIES (NOTE 6)

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities
Accrued transaction costs	$282,214	$121,703
Accounts payable and accrued expenses	447,662	72,161
Accrued legal fees	200,820	157,427
Due to related party	1,578,524	1,423,849
Total Current Liabilities	2,509,220	1,775,140
TOTAL LIABILITIES	2,509,220	1,775,140

STOCKHOLDER’S DEFICIT
Common stock, $0.01 par value; 1,000 shares authorized; 1,000 issued and outstanding as of March 31, 2026 and December 31, 2025	10	10
Subscription receivable	(10)	(10)
Accumulated deficit	(285,017)	(145,382)
Total Stockholder’s Deficit	(285,017)	(145,382)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$2,224,203	$1,629,758

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVALANCHE TREASURY CORPORATION

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

For the three months ended
March 31, 2026
Operating expenses:
General and administrative	$139,635
Net loss	$(139,635)

Weighted average number of shares of common stock outstanding, basic and diluted	1,000
Basic and diluted net loss per share of common stock	(139.64)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVALANCHE TREASURY CORPORATION

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

(UNAUDITED)

	Common Stock
					Total
			Subscription	Accumulated	Stockholder’s
	Shares	Amount	receivable	Deficit	Deficit
Balance, December 31, 2025	1,000	$10	$(10)	$(145,382)	$(145,382)
Net loss	—	—	—	(139,635)	(139,635)
Balance, March 31, 2026	1,000	$10	$(10)	$(285,017)	$(285,017)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVALANCHE TREASURY CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

For the three months ended
March 31, 2026
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(139,635)
Adjustments to reconcile net loss to net cash used in operations:
Deferred transaction costs	(433,934)
Accounts payable and accrued expenses	375,501
Accrued legal fees	43,393
Due to related party	154,675
CASH USED IN OPERATING ACTIVITIES	—

Net change in cash	—
Cash, beginning of period	—
Cash, end of period	$—

Non-cash investing and financing activities:
Deferred transaction costs included in accrued transaction costs	$160,511

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVALANCHE TREASURY CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

Note 1. Organization

Description of Business

Avalanche Treasury Corporation (the “Company” or “PubCo”) was incorporated in Delaware on September 22, 2025. The Company was formed to be the public registrant in connection with the Business Combination Agreement, as disclosed in Note 6.

Note 2. Liquidity and Going Concern

For the three months ended March 31, 2026, the Company has not generated revenue and has incurred net losses since inception. As of March 31, 2026, the Company had no cash on hand and a working capital deficit of $285,017.

The Company assesses its liquidity in terms of its ability to generate adequate amounts of cash to meet current and future needs. Its expected primary uses of cash on a short- and long-term basis are for working capital requirements, business acquisitions, and other liquidity needs. The Company’s management expects that future operating losses and negative operating cash flows may increase from historical levels because of additional costs and expenses related to the business operations and the development of market and strategic relationships with other businesses.

The Company’s future capital requirements will depend on many factors, including the timing of the consummation of the Business Combination Agreement, as defined in Note 6. In order to finance these opportunities, the Company will need to raise additional financing. While there can be no assurances, the Company intends to raise such capital through issuances of additional common stock. If additional financing is required from outside sources, the Company may not be able to raise such capital on terms acceptable to the Company or at all. If the Company is unable to raise additional capital when desired, the Company’s business, results of operations, and financial condition would be materially and adversely affected.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASC Subtopic 205-40), management has evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Based on this assessment, management has determined that the Company’s current liquidity condition, recurring losses since inception, and lack of committed financing raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of these financial statements.

Management’s plans to alleviate this substantial doubt primarily consist of seeking additional capital through the issuance of equity securities and/or other financing arrangements and completing the Business Combination Agreement described in Note 6. However, the completion of the transactions contemplated thereby is subject to the approval of Mountain Lake Acquisition Corp.’s shareholders among other closing conditions that are not within the parties’ control. There is no assurance that the necessary shareholder approvals will be obtained, the required closing conditions will be satisfied or waived, the Company will raise additional capital it needs to fund its operations, or that the transactions contemplated by the Business Combination Agreement will be completed. Accordingly, management has concluded that substantial doubt about the Company’s ability to continue as a going concern is not alleviated.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the accounting rules and regulations of the Securities and Exchange Commission (the “SEC”). References to GAAP issued by the Financial Accounting Standards Board (“FASB”) in these accompanying notes to the unaudited condensed financial statements are to the FASB Accounting Standards Codification (“ASC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Registration Statement on Form S-4, as filed with the SEC.

Use of Estimates

The preparation of the accompanying financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate is the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

There were no significant estimates for the three months ended March 31, 2026.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution. Cash accounts in a financial institution may at times exceed the Federal Depository Insurance Corporation limit. There was no cash at March 31, 2026 and December 31, 2025.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity date of three months or less when purchased to be cash equivalents. The Company did not have any cash or cash equivalents as of March 31, 2026 and December 31, 2025.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock.

The computation of basic and dilutive net income per common stock for the three months ended March 31, 2026 is as follows:

For the three months ended
March 31, 2026
Numerator:
Net loss	$(139,635)

Denominator:
Weighted-average number of shares of common stock outstanding - basic and diluted	1,000
Basic and diluted net loss per share of common stock	$(139.64)

Segment Information

ASC 280, “Segment Reporting” (“ASC 280”), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company operates as a single operating segment. The Company’s CODM is the Chief Executive Officer, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. Currently, the CODM currently reviews total expenses as the primary measure to manage the business and does not segment the business for internal reporting or decision making. The CODM does not review segment assets at a level other than that presented in the Company’s balance sheet. There are no significant expense categories regularly provided to the CODM beyond those disclosed in the statement of operations.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. There are no derivative financial instruments as of March 31, 2026 and December 31, 2025.

Income taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740 “Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and the measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Deferred Transaction Costs

The Company capitalizes transaction costs, which primarily consist of direct, incremental legal, professional, and other third-party fees relating to the Company’s closing of the Transactions and are presented as an asset in the balance sheet. The deferred costs will be offset against proceeds upon the consummation of an offering resulting from the closing of the Transactions. If the Transactions are not consummated, such deferred costs would be expensed in the period in which the Transactions are abandoned. As of March 31, 2026 and December 31, 2025, deferred transaction costs totaled $2,224,203 and $1,629,758, respectively.

Recent Accounting Pronouncements:

Recent Accounting Pronouncements, not yet adopted:

ASU 2024-03, “Disaggregation of Income Statement Expenses (“DISE”)” (“ASU 2024-03”) requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosure about selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 31, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its financial statements and disclosures.

In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. The standard revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity (“VIE”) that meets the definition of a business. The amendments differ from current U.S. GAAP because, for certain transactions, they replace the requirement that the primary beneficiary of a VIE is always the acquirer with an assessment that requires an entity to consider the factors to determine which entity is the accounting acquirer. Under the amendments, acquisition transactions in which the legal acquiree is a VIE will, in more instances, result in the same accounting outcomes as economically similar transactions in which the legal acquiree is a voting interest entity. The ASU does not change the accounting for a transaction determined to be a reverse acquisition or a transaction in which the legal acquirer is not a business and is determined to be the accounting acquiree. The new guidance will become effective for interim and annual reporting periods beginning on January 1, 2027, will require a prospective transition method for business combinations that occur after the initial adoption date, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s financial statements.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for the annual period ending December 31, 2025, with early adoption permitted. The adoption of this guidance did not have an impact on the Company’s financial statements.

Note 4. Stockholder’s Deficit

Common stock — The Company is authorized to issue 1,000 shares of common stock with $0.01 par value. As of March 31, 2026 and December 31, 2025, there were 1,000 shares of common stock issued and outstanding which was issued as the initial contribution for a nominal amount. Each share of common stock entitles the holder to one vote.

On September 25, 2025, Seller (as defined below) subscribed for 1,000 shares of common stock of the Company for $0.01 per share or $10 in the aggregate. The Company has recorded a $10 subscription receivable for the shares issued which is included in stockholder’s deficit as of March 31, 2026 and December 31, 2025.

Note 5. Related Party Transactions

Due to related party

The amounts due to related party represent legal fees previously invoiced and paid on behalf of the Company by Avalanche Treasury Company LLC, an affiliate and related party. As of March 31, 2026 and December 31, 2025, $1,578,524 and $1,423,849, respectively, was recorded in due to related party on the balance sheet.

Note 6. Commitments and Contingencies

Business Combination Agreement

On October 1, 2025, Pubco entered into a Business Combination Agreement (the “Agreement”) with Mountain Lake Acquisition Corp. (“SPAC”), Avalanche Treasury Company LLC, a Delaware limited liability company (“OpCo”), Avalanche SPAC Merger Sub LLC (“SPAC Merger Sub”), Avalanche Company Merger Sub LLC (“Company Merger Sub,” and together with SPAC Merger Sub, the “Company Subsidiaries”), and Dragonfly Digital Management, LLC (the “Seller”), pursuant to which the transactions contemplated therein (collectively, the “Closing”) will be consummated.

Under the terms of the Agreement, and subject to its conditions, (i) SPAC Merger Sub will merge with and into SPAC (the “SPAC Merger”), with SPAC continuing as the surviving entity and a wholly owned subsidiary of Pubco, and (ii) Company Merger Sub will merge with and into OpCo (the “Subsidiary Merger,” and together with the SPAC Merger, the “Mergers”).

In connection with the Subsidiary Merger, each member of OpCo other than the Seller will receive one share of the Pubco’s Class A common stock, par value $0.01 per share (“Class A Stock”), for each unit held immediately prior to the merger, and the Seller will receive one share of Class A Stock and one share of Class B common stock, par value $0.01 per share (“Class B Stock”), for each unit it holds. As a result of the Closing, Pubco will become a publicly traded entity, and OpCo will become its wholly owned subsidiary.

As additional merger consideration, Pubco will issue to the Seller 4,000,000 shares of Class A Stock and 4,000,000 shares of Class B Stock, of which 2,000,000 shares of each class (the “Seller Earnout Shares”) will be held in escrow and released in tranches if Pubco’s stock achieves VWAP thresholds of $13.00, $15.00, and $17.00 per share, or earlier upon a change in control as defined in the Agreement. Any Seller Earnout Shares not vested by the fifth anniversary of the Closing will be forfeited.

Following the Closing, Class A Stock will carry economic rights and be listed on Nasdaq, while Class B Stock will carry one vote per share but no economic rights and will be held solely by the Seller.

First Amendment to the Business Combination Agreement

On January 13, 2026, SPAC, Pubco, the Pubco Subsidiaries, the Company, Seller Related Parties and Astral Horizon, L.P (“Astral”) entered into the First Amendment, and pursuant to which, among other things, the parties thereto agree that:

(i)	Astral and Dragonfly Ventures, L.P, a Cayman Islands exempted limited partnership (“DV”) and Dragonfly Ventures, II L.P, a Cayman Islands exempted limited partnership (“DV II”, and together with DV, “DVs” and together with the Seller “Seller Related Parties) were added as parties to the Agreement and they agreed to be bound by, and to comply with, the terms and conditions of the Agreement, in the same manner as if they were original signatories thereto;
(ii)	the Company Units held by the DVs are to be treated as the Company Units held by Seller such that, as a result of the Company Merger, the DVs will receive one (1) Pubco Class A Stock and one (1) Pubco Class B Stock for each Company Unit held by the DVs;
(iii)	the Additional Merger Consideration Shares to be issued at Closing will (i) be issued to Astral rather than to Seller as provided in the original version of the Agreement, and (ii) consist of 4,000,000 shares of Pubco Class A Stock only, with no Pubco Class B Stock to be allotted as Additional Consideration because Pubco Class B Stock will be issued to Seller Related Parties;
(iv)	the Representations and Warranties of the Seller are to be made severally but not jointly by the Seller Related Parties and Astral rather than solely by Seller as provided in the original version of the Agreement;
(v)	certain references to the Seller (as specified in the First Amendment) shall be considered as references to the Seller Related Parties, Astral or the Seller Related Parties and/or Astral, as applicable;

(vi)	Exhibit E (Terms of Pubco Stock) to the original version of the Agreement be deleted in its entirety and replaced by the new Exhibit E, in the form attached to the First Amendment.
(vii)	The First Amendment is effective as of October 1, 2025.

Second Amendment to the Business Combination Agreement

On March 17, 2026, MLAC, Pubco, the Pubco Subsidiaries, the Company, the Seller Related Parties, and Astral entered into Amendment No.2 of the Agreement, pursuant to which the parties agreed to postpone the issuance by Pubco to Astral of the 2,000,000 shares of Pubco Class A Stock by thirty (30) calendar days following the closing date of the Agreement.

Sponsor Support and Lock-Up Agreements

On October 1, 2025, the SPAC entered into a Sponsor Support Agreement with the SPAC’s sponsor (the “Sponsor”). Under the agreement, the Sponsor agreed to vote its SPAC securities in favor of the Business Combination Agreement and the transactions contemplated thereby, to waive certain anti-dilution and redemption rights, and to comply with customary transfer and lock-up restrictions on its founder shares and private placement warrants. The Sponsor Support Agreement also includes covenants restricting transfers prior to Closing and customary representations and warranties of the parties.

Concurrently, the SPAC entered into Lock-Up Agreements with the Sponsor, the Seller, and certain other equity holders (collectively, the “Lock-Up Parties”). The Lock-Up Agreements restrict the sale or transfer of Company common stock received in the Business Combination for specified periods following Closing, subject to customary early-release conditions, including specified trading-price thresholds and underwriter consent in connection with future registered offerings. The Lock-Up Agreements include standard exceptions for permitted transfers and establish procedures for legends, notice, and release timing consistent with market practice for de-SPAC transactions.

Each of the foregoing agreements was entered into concurrently with the Business Combination Agreement and forms an integral part of the overall transaction structure described therein.

Amended and Restated Registration Rights Agreement

Concurrently with the Closing, Pubco, SPAC, the Sponsor, the Seller, Avalanche (BVI), Inc., a company incorporated in the British Virgin Islands (“Avalanche BVI”), Avalanche Cayman, a Cayman Islands exempted company (“Avalanche Cayman” and together with Avalanche BVI, the “Foundation”) and certain securityholders shall enter into an amended and restated registration rights agreement, which will add Pubco as a party and cover the resale of the shares of Pubco Stock held by the Sponsor, the Seller, the Foundation and such other securityholders (the “Amended and Restated Registration Rights Agreement”), which provides for customary demand registration rights, piggyback registration rights and shelf registration rights for the benefit of the holders of Pubco Stock named therein, subject to customary cutbacks and issuer suspension rights. The Amended and Restated Registration Rights Agreement also includes customary provisions relating to underwriting participation, registration expenses, indemnification and coordination of sales in underwritten offerings, and will become effective upon the Closing and will supersede SPAC’s existing registration rights agreement in its entirety.

Subscription Agreement

On October 1, 2025, the OpCo, SPAC, and certain investors entered into Subscription Agreements providing for a private placement of Opco Units at $10.00 per unit, payable in cash or AVAX tokens, for an aggregate value of approximately $216 million. The proceeds from the sale of Opco Units are intended to provide capitalization for the Opco and the post-Closing combined entity. Upon Closing, each Opco Unit will automatically convert into one share of the Pubco’s Class A common stock. During October and November 2025, OpCo received proceeds with a fair value of approximately $178.2 million which consisted of $96.5 million, 22,300,205 USDC, valued at $22.3 million, and 3,340,696 AVAX, valued at $59.4 million pursuant to the Subscription Agreements and issued 21,235,349 membership interests.

Contribution, Asset Purchase, and Token Sale Agreements

Concurrently with the execution of the Business Combination Agreement and the TSA (as defined below), the Seller, Pubco, Avalanche Treasury Company LLC (“Opco” or the “Vehicle”), Avalanche (BVI), Inc., a company incorporated in the British Virgin Islands (“Avalanche BVI”) and Avalanche Cayman, a Cayman Islands exempted company (“Avalanche Cayman” and together with Avalanche BVI, the “Foundation”), Dragonfly Digital Management, LLC, a Delaware limited liability company, entered into an asset sale and contribution agreement (the “Contribution Agreement”), pursuant to which, on the date of the Business Combination Agreement: (a) the Foundation agreed to sell a minimum of $200 million of AVAX tokens on a pre-discount basis to Opco on the terms and subject to the conditions set forth in a Token Sale Agreement (the “TSA”) by and between Opco and the Foundation (the “Foundation Transaction”), and (b) the Seller agreed to contribute, directly and indirectly through certain related funds, 1,960,040 AVAX tokens to Opco in exchange for 5,805,638 Opco units (the “Seller Units”) (the “Dragonfly Contribution”) for an aggregate contract value of approximately $58 million. During November 2025, Opco received 1,960,040 AVAX tokens from the Dragonfly Contribution and issued 5,805,638 membership interests.

The Contribution Agreement included certain covenants including (i) an 18-months exclusivity in favor of Opco on sale of AVAX by the Foundation in Competing Transactions (as defined in the Contribution Agreement), (ii) a right of first refusal in favor of Opco for AVAX sale other than in Competing Transactions during the Covered Period, (iii) a 5-year right of first refusal in favor of the Foundation for sales of AVAX sold by Opco in one or more transactions, each exceeding certain thresholds. The Foundation is also granted the right to designate a board member in Pubco for a period of 5 years from the Closing date (extendable in case of further sales on terms similar to the terms in the TSA before the expiration of the 5 years).

Concurrently with the execution of the Business Combination Agreement and the Contribution Agreement, Opco, Pubco, Avalanche BVI and Avalanche Cayman entered into the TSA, pursuant to which, on the date of the Business Combination Agreement, the Foundation agreed to sell a minimum of $200 million of AVAX tokens on a pre-discount basis to Opco in exchange for, at a 60% discount, (i) $50 million in cash or USDC and (ii) $30 million in the form of 3,000,000 shares of Pubco Class A Stock (the “Foundation Shares”). If at any time following the Closing Date, the Pubco Class A Stock cease to be nonvoting securities and at such time the Foundation owns a number of Foundation Shares in excess of 4.7% of the then-outstanding Pubco Class A Stock (the “Maximum Percentage”), the Foundation may request to exchange the number of Foundation Shares in excess of the Maximum Percentage for an equal number of pre-funded warrants convertible, at the Foundation’s request, into Pubco Class A Stock on a one-to-one basis. The AVAX tokens delivered pursuant to the TSA are subject to certain restrictions for 5 years following the date of the TSA. The TSA shall be terminated upon termination of the Contribution Agreement.

During October 2025, Opco purchased 7.3 million of AVAX tokens from the Foundation for $50 million in cash and USDC pursuant to the TSA. The 3,000,000 shares of Pubco Class A Stock will be issued upon the Closing of the Business Combination.

Contingent Transaction Fees

The Company, and related party, signed agreements during September 2025 with certain third-party service providers and deal advisors for fees payable upon the closing of the Business Combination. One agreement provides for an advisory fee of 5.5% of the aggregate cash proceeds from the sale of securities to be payable at closing. Another agreement provides for an M&A advisory fee of $2,750,000, also payable at closing. These fees relate to services provided by external vendors and transaction brokers in connection with the Closing. No amounts were incurred or payable as of March 31, 2026 and December 31, 2025.

Note 7. Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer, who uses operating expenses as the primary measure to manage the business and does not segment the business for internal reporting or decision making. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net loss that also is reported on the statements of operations as net loss. As the Company is in the start-up phase, the CODM currently reviews general and administrative expenses to manage and forecast cash to ensure enough capital is available to achieve its business plan over the short-term period (i.e. less than a year). The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Operating costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss.

For the three months ended
March 31, 2026
Operating expenses
General and administrative	$139,635
Net loss	$(139,635)

Note 8. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to May 29, 2026, the date the financial statements are issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

AVALANCHE TREASURY COMPANY LLC

AVALANCHE TREASURY COMPANY LLC

BALANCE SHEET

AS OF MARCH 31, 2026 AND DECEMBER 31, 2025

	March 31, 2026
	(unaudited)	December 31, 2025
ASSETS
Current Assets
Cash	$1,222,052	$1,758,802
USDC	2,391,023	3,373,564
Prepaid expenses	96,998	114,167
Deferred transaction costs	3,537,869	1,845,131
Due from related party	1,578,524	1,423,849
Total Current Assets	8,826,466	8,515,513

Digital assets - AVAX	122,758,140	167,093,560
Digital assets - stAVAX	10,187,157	15,246,914
TOTAL ASSETS	$141,771,763	$190,855,987

LIABILITIES AND MEMBERS’ EQUITY
Accounts payable and accrued expenses	$1,353,029	$334,210
Accrued transaction costs	1,327,121	112,046
Token sale liability	15,203,085	40,010,988
Total current liabilities	17,883,235	40,457,244
TOTAL LIABILITIES	17,883,235	40,457,244
COMMITMENTS AND CONTINGENCIES (SEE NOTE 9)
MEMBERS’ EQUITY
Class A member interests, 27,368,672 units issued and outstanding as of March 31, 2026 and December 31, 2025	215,389,322	215,917,042
Subscription receivable	(5,125,002)	(5,922,749)
Accumulated deficit	(86,375,792)	(59,595,550)
Total members’ equity	123,888,528	150,398,743
TOTAL LIABILITIES AND MEMBERS’ EQUITY	$141,771,763	$190,855,987

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVALANCHE TREASURY COMPANY LLC

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Three Months Ended
March 31, 2026
Staking revenue, net of fees	$2,057,074

Operating expenses:
General and administrative	1,942,410
Change in fair value of digital assets	46,192,584
Realized loss on digital assets	477,431
Impairment of digital assets	5,059,757
Loss from operations	(51,615,108)

Other income:
Change in fair value of token sale liability	24,807,903
Other income	21,059
Interest income	5,904
Total other income, net	24,834,866

Net loss	$(26,780,242)

Weighted average number of Class A Member units, basic and diluted	27,368,672
Basic and diluted net loss per unit of Class A Member units	$(0.98)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVALANCHE TREASURY COMPANY LLC

CONDENSED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

					Total
	Class A	Class A	Subscription	Members’	Members’
	Member	Member
	Units	Interests	Receivable	Deficit	Equity
Balance, December 31, 2025	27,368,672	$215,917,042	$(5,922,749)	$(59,595,550)	$150,398,743
Partial subscription received	—	—	270,027	—	270,027
Change in fair value related to subscription receivable collected	—	(527,720)	527,720	—	—
Net loss	—	—	—	(26,780,242)	(26,780,242)
Balance, March 31, 2026	27,368,672	$215,389,322	$(5,125,002)	$(86,375,792)	$123,888,528

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVALANCHE TREASURY COMPANY LLC

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

For the Three Months Ended
March 31, 2026
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(26,780,242)
Adjustments to reconcile net loss to net cash used in operations:
Digital assets received from staking rewards	(2,093,347)
USDC received recorded as other income	(21,059)
Digital assets disposed of through staking fees	28,779
Non-cash payments of USDC	3,600
Change in fair value of digital assets - AVAX	46,192,584
Change in fair value of token sale liability	(24,807,903)
Realized loss on digital assets - AVAX	477,431
Impairment of digital assets - stAVAX	5,059,757
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,018,819
Prepaid expense	17,169
Due from related party	(154,675)
CASH USED IN OPERATING ACTIVITIES	(1,059,087)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of USDC	1,000,000
CASH PROVIDED BY INVESTING ACTIVITIES	1,000,000

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred transaction costs	(477,663)
CASH FLOWS USED IN FINANCING ACTIVITIES	(477,663)

NET CHANGE IN CASH	(536,750)
Cash, beginning of period	1,758,802
Cash, end of period	$1,222,052

Supplemental disclosure of non-cash investing and financing activities:
Deferred transaction costs	$1,215,075
Subscription receivable, change in fair value related to subscription receivable collected	$527,720
Subscription receivable, digital assets received at fair value	$270,027

The accompanying notes are an integral part of these unaudited condensed financial statements.

AVALANCHE TREASURY COMPANY LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Note 1. Organization

Description of Business

Avalanche Treasury Company LLC (the “Company”) was formed in Delaware on August 20, 2025. The Company operates pursuant to the terms of its limited liability company agreement (the “Operating Agreement”). The Company’s Class A membership units are held by its members whose rights and obligations are governed by the Operating Agreement. The business and affairs of the Company are managed by Dragonfly Digital Management, LLC, the sole managing member, and no vote is required by the members, except for the specific provisions as described in the Operating Agreement. Any action requiring members to act as a class will require the approval of the majority of the outstanding units. Profits and losses are allocated to the members pro rata in accordance with their units. Distributions to the members are made at the discretion of the members, subject to the terms of the Operating Agreement. The debts, obligations, and liabilities of the Company are solely debts, obligations, and liabilities and none of the members are obligated personally. The Company will dissolve upon the first to occur (i) the written consent of the managing member and members, (ii) an event that makes it unlawful for the business of the Company to be carried on, or (iii) the termination of the Business Combination Agreement, as disclosed in Note 9.

The Company was formed in connection with the Business Combination Agreement and will be a subsidiary of Avalanche Treasury Corporation which operates in the blockchain industry. The Company accumulates tokens and stakes the assets to earn rewards.

On October 1, 2025, the Company entered into a Business Combination Agreement (the “Agreement”) with Mountain Lake Acquisition Corp. (“SPAC”), Avalanche Treasury Corporation (“Pubco”), Avalanche SPAC Merger Sub LLC (“SPAC Merger Sub”), Avalanche Company Merger Sub LLC (“Company Merger Sub,” and together with SPAC Merger Sub, the “Pubco Subsidiaries”), and Dragonfly Digital Management, LLC (the “Seller”), pursuant to which the transactions contemplated therein (collectively, the “Closing”) will be consummated (See Note 9). Concurrently with the signing of the Agreement, Pubco, the Company and the SPAC entered into the subscription agreements (“the Company Unit Subscription Agreements”) with certain investors (the “Company Unit Investors”) pursuant to which the Company Unit Investors agreed to purchase, payable in cash, USD Coin (“USDC”) or AVAX (or a combination of cash, USDC and/or AVAX), and the Company issued 21,563,032 membership units (the “Company Units”) at a contractual price of $10.00 per Company Unit, resulting in an aggregate contractual value of approximately $216.0 million. The aggregate fair value of the Company Units issued was $180.4 million as of the date the contributions were received (see Note 9).

Concurrently with the execution of the Agreement, the Company, the Seller, Pubco, Avalanche (BVI), Inc., a company incorporated in the British Virgin Islands (“Avalanche BVI”) and Avalanche Cayman, a Cayman Islands exempted company “(Avalanche Cayman” and together with Avalanche BVI, the “Foundation”) entered into an asset sale and contribution agreement (the “Contribution Agreement”), pursuant to which (a) the Foundation sold a minimum of $200 million of AVAX tokens on a pre-discount basis to the Company on the terms and subject to the conditions set forth in a token sale agreement (the “TSA”) by and between the Company and the Foundation (the “Foundation Transaction”) and (b) the Seller contributed, directly and indirectly through Dragonfly Ventures L.P and Dragonfly Ventures II, L.P (the “Funds”) and together with the other Seller controlled vehicles (the “Seller Related Parties”), 1,960,040 AVAX in exchange for 5,805,638 Company membership units at the per unit price, with an approximate contractual value of approximately $58 million and a fair value of $29.6 million as of the date the contribution was received (the “Dragonfly Contribution”) (See Note 9).

Pursuant to the TSA, the Foundation sold a minimum of $200 million AVAX tokens on a pre-discount basis to the Company in exchange for, at a 60% discount (i) $50 million in cash and USDC and (ii) $30 million in the form of 3,000,000 shares of Pubco Class A stock to be issued at the Closing (the “Foundation Shares”) (See Note 9). The Company received 7,317,966 AVAX tokens with a fair value of $142.2 million as of the date of purchase. As of March 31, 2026 and December 31, 2025, the fair value of the token sale liability was $15,203,085 and $40,010,988 respectively, as presented on the accompanying balance sheet.

Note 2. Liquidity and Going Concern

For the three months ended March 31, 2026, the Company has generated revenue from staking rewards, net of fees of $2,057,074 and reported a net loss of $26,780,242. As of March 31, 2026, the Company had aggregate cash of $1,222,052 and a net working capital deficit of $9,056,769.

The Company assesses its liquidity in terms of its ability to generate adequate amounts of cash to meet current and future needs. Its expected primary uses of cash on a short- and long-term basis are for working capital requirements, business acquisitions, and other liquidity needs. The Company’s future capital requirements will depend on many factors, including the consummation of the Agreement.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASC Subtopic 205-40), management has evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the unaudited condensed financial statements are issued. Based on this assessment, management has determined that the Company’s liquidity condition, recurring losses since inception and lack of committed funding should the business combination not be consummated raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance of these unaudited condensed financial statements.

Management’s plan to alleviate this substantial doubt is to complete the Business Combination Agreement. However, the completion of the Business Combination Agreement is subject to the approval of the SPAC’s shareholders among other closing conditions that are not within the parties’ control. There is no assurance that the necessary shareholder approvals will be obtained, the required closing conditions will be satisfied or waived, or that the transactions contemplated by the Business Combination Agreement will be completed. Accordingly, management has concluded that substantial doubt about the Company’s ability to continue as a going concern is not alleviated.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the accounting rules and regulations of the Securities and Exchange Commission (the “SEC”). References to GAAP issued by the Financial Accounting Standards Board (“FASB”) in these accompanying notes to the unaudited condensed financial statements are to the FASB Accounting Standards Codification (“ASC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Registration Statement on Form S-4, as filed with the SEC.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of March 31, 2026, and the results of its operations and its cash flows for the three months ended March 31, 2026. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2026 or any future interim period.

Use of Estimates

The preparation of the accompanying unaudited condensed financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts and disclosure of assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate is the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Segment Information

ASC 280, “Segment Reporting” (“ASC 280”), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company operates as a single operating segment. The Company’s CODM is the Chief Executive Officer, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. The CODM reviews profit and loss information as an overall basis, as presented in the accompanying unaudited condensed statement of operations. The CODM does not review segment assets at a level other than that presented in the Company’s balance sheet. There are no significant expense categories regularly provided to the CODM beyond those disclosed in the unaudited condensed statement of operations.

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances at financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) which may, at times exceed federally insured limits. As of March 31, 2026 and December 31, 2025, the Company had approximately $1,222,052 and $1,758,802 in cash respectively and did not hold any cash equivalents.

Concentration of Credit Risk

Cash

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the FDIC up to $250,000 per depositor, per insured bank. As of March 31, 2026, the Company had $954,051 in cash balances in excess of the FDIC insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

USD Coin

The Company holds USDC, a fiat-backed stablecoin issued on public blockchain networks. USDC is accounted for as a financial asset. Based on the terms governing USDC, the Company has a contractual right to redeem USDC for U.S. dollars on demand. Because this right represents a contractual claim to cash, USDC meets the definition of a financial asset under ASC 825-10, Financial Instruments — Overall. USDC is recognized as a financial asset upon acquisition.

The Company classifies its USDC as current assets on the balance sheet. The Company safeguards its USDC through third-party custodians. As of March 31, 2026 and December 31, 2025, the Company held USDC balances of $2,391,023 and $3,373,564, respectively, with third-party custodian Coinbase Custody Trust Company, LLC. The Company’s USDC holdings are subject to the creditworthiness and reserve practices of the issuer. Although USDC is designed to maintain a stable value, de-pegging events, regulatory actions, or issuer level risks could impair the Company’s ability to redeem USDC at par.

For the three months ended March 31, 2026 the Company earned yield of $21,059 USDC on USDC balances through participation in a third-party wallet and recorded $21,059 related to these USDC as other income in the accompanying unaudited condensed statement of operations. The Company’s purchases, sales, and dispositions of USDC are reflected within investing activities in the statement of cash flows. Contributions of USDC received in connection with private placement member interest agreements are presented as non-cash financing activities in the accompanying statement of cash flows.

Digital Assets

The Company holds Digital Assets, which include Avalanche (“AVAX”) and staked Avalanche (“stAVAX”) which expose it to concentrations of market, credit and custodial risk. As of March 31, 2026 and December 31, 2025, digital assets represented a significant portion of the Company’s total assets. The Company’s holdings of AVAX and stAVAX are not insured or guaranteed by any government or third-party institution. Changes in market prices, protocol performance, or blockchain network conditions could materially affect the fair value of these assets.

The Company safeguards its digital assets through third-party custodians. As of March 31, 2026 and December 31, 2025, the Company held approximately 8,462,227 and 8,329,871 AVAX, respectively, at Coinbase Custody Trust Company, LLC. In addition, as of March 31, 2026 and December 31, 2025, the Company held approximately 5,323,608 and 5,249,578 AVAX, respectively, and approximately 1,180,516 and 1,180,516 stAVAX, respectively, at BitGo Trust Company, Inc.

The Company’s AVAX and stAVAX holdings are dependent on the performance and security of the underlying Avalanche blockchain and the specific staking protocol that issues AVAX and stAVAX. Smart contract vulnerabilities, validator performance issues, or protocol governance actions could adversely affect the value or liquidity of AVAX and stAVAX.

Digital asset markets may experience periods of reduced liquidity. The Company may be unable to convert AVAX or stAVAX into fiat currency or other digital assets on a timely basis or at expected prices.

Concentration and Current Vulnerability

The Company’s activities consisted principally of investing, staking and evaluating digital token technologies that run on the Avalanche public blockchain network. Due to the current nature of the Company’s operations and the scale of business transacted on the Avalanche Network, a concentration could potentially result in vulnerability as of the reporting date. The concentration and potential associated vulnerabilities are listed below:

●	A decline in, or loss of, staking rewards earned from the staking of AVAX and stAVAX delegated to one or more validator nodes on the network;
●	A decline in, or loss of, the Company’s AVAX or stAVAX holdings and its utility to the Avalanche network and a source of liquidity for its business; and
●	Disruption to the nature and extent of the business plan should the Avalanche public blockchain fail or become redundant due to technological obsolescence or regulatory action.

The AVAX and stAVAX tokens perform various functions within the Avalanche Ecosystem, including incentivizing network security and functionality and acting as the payment currency on the primary network. Therefore this concentration may result in vulnerability to a near-term severe impact, and at least a possibility that there could be events outside of the Company’s control that may result in a severe impact in the near future.

Based on the above concentrations, as of the date of these unaudited condensed financial statements, and in the event of a dissolution of Avalanche Foundation or an inability of the Avalanche public blockchain and/or AVAX or stAVAX to function as expected, these could result in near-term severe impacts to the Company’s business.

Management monitors these concentrations on an ongoing basis and may adjust its USDC and digital asset exposure in response to market, regulatory, or operational developments.

The Company relies on third-party service providers to perform certain functions essential to its operations. Any disruptions to the Company’s service providers’ business operations resulting from business failures, financial instability, security failures, government mandated regulation or operational problems could have an adverse impact on the Company’s ability to access critical services and be disruptive to the operations of the Company.

If the Company were to liquidate a significant block of AVAX in a single transaction, this may adversely impact the price per AVAX in the market. Although substantial portions of the AVAX are subject to lock-up restrictions, there could be liquidity risk if the Company were to sell a significant block of AVAX.

Digital Assets

The Company’s digital assets include holdings of AVAX, the native token of the Avalanche blockchain network, which are measured at fair value in accordance with ASU 2023-08, Intangibles — Goodwill and Other — Crypto Assets, codified in ASC Subtopic 350-60 and stAVAX, a liquid staking token on the Avalanche blockchain network, which fall within the scope of ASC 350-30. The digital assets are included in non- current assets in the accompanying balance sheet.

The Company’s AVAX are measured at fair value as of each reporting period using Level 1 inputs in accordance with ASC 820, Fair Value Measurement. Level 1 inputs are based on quoted prices in active markets for identical assets that the Company has the ability to access. The Company has determined its principal market to be Coinbase, which serves as its primary digital asset exchange for purchases and sales and the market in which it conducts the majority of its trading activity and due to the most volume of all accessible markets. Fair value is determined using the closing price as of 12:00 AM UTC on Coinbase on the Company’s financial statement measurement date. Changes in fair value are recognized within change in fair value of digital assets within operating expense in the Company’s accompanying unaudited condensed statement of operations. Realized gains and losses on disposition are recognized using specific identification.

The Company’ s stAVAX are intangible assets that do not meet the criteria in ASC 350-60-15-1 and are accounted for as indefinite-lived intangible assets. The Company exchanges AVAX for a receipt token, stAVAX, in connection with its liquid staking activities, which entitles the holder to redeem the digital intangible assets for which it was exchanged. Holders of stAVAX have a claim on the underlying staked AVAX and the associated yield, therefore it is not just a standalone intangible asset but a wrapped token that conveys rights to another asset. ASU 2023-08 excludes digital assets that provide enforceable rights to underlying goods, services, or other assets. Therefore, the Company tests the digital intangible assets for impairment (i) with annual impairment testing and (ii) more frequent impairment testing when events or changes in circumstances indicate that fair value is below carrying amount. If fair value exceeds carrying value, no upward adjustment is recorded. The Company monitors the value of AVAX, subsequent to the initial recognition of the AVAX, on an intraday basis for changes in circumstances that may indicate that the carrying amount of the stAVAX may not be recoverable. This ongoing assessment considers significant declines in the market value of AVAX. While impairment assessments are performed daily, any identified impairment losses are formally recorded on a quarterly basis in the Company’s financial statements. The Company recognizes impairment on the stAVAX at the lowest intraday value of AVAX identified during the period from January 1, 2026 through March 31, 2026, which was below the carrying value of the stAVAX. For the three months ended March 31, 2026, the Company recorded an impairment loss on the stAVAX of $5,059,757 which is presented in operating expenses in the accompanying unaudited condensed statement of operations.

The Company’ s current treasury strategy is to retain digital assets as held for investment. The Company does not engage in regular trading of these assets but may stake them. Digital assets held for investment that are staked remain recorded within digital assets in the balance sheet. Staking rewards earned by the Company through staking of these assets are recognized as an addition to digital assets held for investment and in staking rewards in the accompanying unaudited condensed statement of operations in the period received. Based on this strategy, the Company classifies its digital assets as non-current assets on the balance sheet.

Purchases of digital assets are reflected as cash flows used in investing activities in the accompanying statement of cash flows. Contributions of digital assets received in connection with private placement member interest agreements are presented as non-cash financing activities in the accompanying statement of cash flows.

Staking Rewards

The Company recognizes revenue from its staking activities in accordance with ASC 606, Revenue from Contracts with Customers, applied by analogy. To determine the appropriate amount of revenue to be recognized the Company performs the following steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including the constraint on variable consideration, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies each performance obligation.

The Company participates in direct staking in proof-of-stake blockchain networks by staking or delegating digital assets held for investment. The Company utilizes third-party node operators to operate validator infrastructure on the Company’s behalf, provide staking facilitation services, and support staking- related reporting and monitoring. The Company is entitled to receive protocol-defined staking rewards only when the validator to which it has staked tokens successfully maintains protocol defined uptime. The Company’s performance obligation is the delegation of its AVAX tokens to a third-party node operator for a defined staking period. This obligation is satisfied over time as the node operator maintains the required uptime throughout the staking period, since the customer simultaneously receives and consumes the benefit provided. The transaction price, measured at inception, is recognized ratably over the staking period. The staking terms are contractually fixed at inception and the Company does not have the practical ability to withdraw its tokens prior to the expiration of the staking period. Staked digital assets remain under the Company’s ownership and continue to be measured at fair value.

The Company delegates to third-party node operators to facilitate its staking operations, including the setup, operation, and maintenance of their validator nodes. While the Company determines the amount of AVAX staked and the timing of staking and unstaking, the third-party service providers control the underlying infrastructure critical to the staking process, including node availability and the ability to meet the network’s uptime requirements necessary to earn staking rewards. Because the Company is dependent on the third-party vendors’ infrastructure to meet the performance obligation of the node and to generate rewards, and because the vendors bear primary responsibility for ensuring the nodes remain operational and eligible for rewards, the Company has determined that it acts as the agent in these arrangements. Although the Company retains ownership of the underlying digital assets and directs certain aspects of the staking process, the nature and extent of the vendors’ involvement in delivering the staking service is the predominant factor in this assessment. Accordingly, the Company recognizes staking rewards on a net basis as revenue, net of fees paid to the third-party service providers.

The transaction price consists entirely of variable consideration in the form of staking rewards, which is contingent upon successful uptime requirements by the node operator. The Company constrains variable consideration until it is probable that a significant reversal of cumulative revenue recognized will not occur. Validators are required to maintain a minimum uptime of 90% (previously 80%) throughout the staking period. Failure to meet this threshold results in the forfeiture of all staking rewards for the validator and its delegators, including the Company. As such, the consideration the Company expects to receive is contingent upon the node operator’s performance and is accounted for as variable consideration under ASC 606, by analogy. The transaction price is measured at inception using either the most likely amount or expected value method, depending on which method the Company expects to better predict the amount of consideration to which it will be entitled. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the associated uncertainty is subsequently resolved. The performance obligation is satisfied over time as the node operator maintains the required uptime throughout the staking period, since the customer simultaneously receives and consumes the benefit provided. The transaction price is recognized ratably over the staking period, subject to the variable consideration constraint. Revenue is not recognized until the uncertainty associated with the variable consideration is resolved, which is typically at the end of the validation period. As of the March 31, 2026 and December 31, 2025 there were no active validation periods in progress.

The fair value of reward tokens is determined using quoted prices on the principal market for the related digital asset at contract inception, which corresponds to the date the staking arrangement is initiated and the transaction price is established. The performance obligation is satisfied over time throughout the staking period as the node operator maintains the required uptime.

The Company participates in liquid staking by staking AVAX in a liquid staking protocol rather than operating its own validator. The Company receives stAVAX tokens, a receipt token representing a claim on the underlying AVAX plus accumulated staking rewards, which are custodied in Bitgo. Unlike direct staking, rewards are not paid separately. Instead, the AVAX-to-stAVAX exchange rate increases over time. The Company may later redeem stAVAX assets for AVAX through the protocol. The Company recognizes the income through liquid staking when the Company earns the reward tokens and the rewards are measurable and realizable. As of March 31, 2026 and December 31, 2025, the Company had 1,180,516 and 1,180,516 stAVAX tokens with a carrying value of $10,187,157 and $15,246,914 respectively after recording a loss on impairment of $5,059,757. The Company did not recognize any reward tokens related to the liquid staking during the three months ended March 31, 2026.

Restrictions on AVAX

On or about October 1, 2025 (the Effective Date), the Company acquired a total of 8,658,685 restricted AVAX tokens from six counterparties, with a fair value of $106.5 million, pursuant to a combination of the Contribution Agreement, the TSA, and separate subscription or contribution agreements with each investor.

All AVAX tokens received by the Company are subject to contractual transfer restrictions that prevent the Company from selling, transferring, or otherwise disposing of the tokens during the applicable lockup periods. These restrictions are implemented through a combination of paper-lock provisions (contractual restrictions enforced through the terms of the applicable agreements) and P-chain lock provisions (protocol- enforced restrictions embedded at the Avalanche blockchain level). The lockup schedules vary by investor, with restriction periods ranging from approximately 7 months to approximately 56 months. Each tranche is subject to a staged unlock schedule under which tokens become freely transferable in periodic monthly increments over the restriction period.

The Company is permitted to engage in certain activities with respect to the restricted tokens during the lockup period, including protocol staking, liquid staking, yield generation, and limited liquidity provision, subject to the terms and conditions specified in the applicable agreements. The restrictions limit the Company’s ability to access the liquidity for these AVAX until the lock-up periods expire. The Company may be exposed to increased price volatility to restricted AVAX because it cannot sell these positions during the lock-up period. Changes in protocol governance, network performance or market conditions could affect the timing or value of future unlocks.

The Company considered the restrictions noted above in accordance with ASU 2022-03, Fair Value Measurement (Topic 820) — Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, and determined that all of the restrictions would be considered entity-specific or sales restrictions rather than restrictions on the underlying token (i.e. the restrictions don’t follow the underlying token), therefore the Company will not consider these restrictions in determining the fair value of the digital assets.

The following summarizes the restrictions on the locked AVAX as of March 31, 2026 and December 31, 2025:

	Fair value as of
AVAX tokens	March 31, 2026	Restriction period
7,317,966	$65,198,024	Tokens unlock over 48 equal monthly increments beginning September 2026 and concluding August 2030.
541,326	$4,822,842

Tokens unlock over a period spanning September 2025 through June 2027 at a rate of approximately 6-7% per month through October 2026, after which the schedule tapers off periodically through the conclusion of the unlock period in June 2027.

98,718	$879,508	Tokens unlock over a period spanning October 2025 through July 2026 with equal monthly increments of approximately 11.1%
143,573	$1,279,134	Tokens unlock over a period spanning March 2026 through August 2026, with equal monthly increments of approximately 16.7% per month.
13,233	$117,897	Tokens unlock over 24 equal monthly increments beginning October 2025 and concluding September 2027.
42,664	$380,106	Tokens unlock over 32 equal monthly increments beginning February 2025 and concluding September 2027.
8,157,480	$72,677,511

	Fair value as of
AVAX tokens	December 31, 2025	Restriction period
7,317,966	$90,010,982	Tokens unlock over 48 equal monthly increments beginning September 2026 and concluding August 2030.
833,003	10,245,937

Tokens unlock over a period spanning September 2025 through June 2027 at a rate of approximately 6-7% per month through October 2026, after which the schedule tapers off periodically through the conclusion of the unlock period in June 2027.

275,000	3,382,500	Tokens unlock over a period spanning October 2025 through July 2026 with equal monthly increments of approximately 11.1%
167,502	2,060,275	Tokens unlock over a period beginning March 2026 through August 2026, with equal monthly increments of approximately 16.7% per month.
15,439	189,900	Tokens unlock over 24 equal monthly increments beginning October 2025 and concluding September 2027.
49,775	612,233	Tokens unlock over 24 equal monthly increments beginning February 2025 and concluding September 2027.
8,658,685	$106,501,827

Token Sale Liability

The TSA represents an asset acquisition funded through a combination of cash, USDC and equity-based consideration. The token sale liability represents the fair value of the obligation to issue Pubco Class A stock to settle the remaining contractual consideration of $30.0 million. The token sale liability meets the criteria in ASC 480-10-25-14(a) for liability classification and the liability is subsequently remeasured at fair value each reporting period until settlement through issuance of shares.

Subscription Receivable

The Company records subscription receivables when Class A member units are issued pursuant to executed subscription agreements for which consideration, including cash, USDC, or digital assets, has not yet been received. Subscription receivables are presented as a contra-equity balance within members’ equity in the accompanying condensed balance sheets.

The subscription receivable is initially measured based on the fair value of the AVAX tokens to be received on the issuance date of the related Class A member units. Subsequent changes in the fair value of the AVAX tokens underlying the subscription receivable are recognized through equity as an adjustment to member interests and do not impact the unaudited condensed statements of operations.

As of March 31, 2026 and December 31, 2025, the subscription receivable represented 166,179 and 192,923 AVAX tokens to be received under executed subscription agreements, with carrying amounts of $5,125,002 and $5,922,749, respectively.

Fair Value Measurement

The Company measures certain assets and liabilities at fair value in accordance with ASC 820. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g. interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 — Inputs that are both significant to the fair value measurement and unobservable.

The estimated fair value of certain financial instruments, including cash, accounts payable, accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

Net Loss Per Class A Member Units

Basic net loss per unit is computed by dividing net loss by the weighted average number of Class A member units outstanding during the period. Income and losses are shared prorate based on percentage of ownership of Class A member units. Diluted net loss per Class A Member Unit is computed by giving effect to all potential Class A member units to the extent dilutive. There were no potentially diluted Class A member units equivalents for the three months ended March 31, 2026.

For the three months ended
March 31, 2026
Numerator:
Net loss	$(26,780,242)

Denominator:
Weighted average number of Class A Member units, basic and diluted	27,368,672

Basic and diluted net loss per unit of Class A Member unit	$(0.98)

Deferred Transaction Costs

The Company capitalizes transaction costs, in accordance with ASC 340-40, Other Assets and Deferred Costs — Contracts with Customers, which primarily consist of direct, incremental legal, professional, accounting and other third-party fees relating to the Company’s closing of the Transactions. The deferred costs will be offset against proceeds upon the consummation of an offering resulting from the closing of the Transactions. Should the planned Transactions prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. At March 31, 2026 and December 31, 2025, the Company recorded $3,537,869 and $1,845,131 in deferred transaction costs on the accompanying balance sheet.

Income taxes

The Company is a Limited Liability Company taxed as a partnership for federal and state income tax purposes and is therefore not directly subject to income taxes; however, the Company’s members are individually responsible for paying income taxes based on their share of the Company’s taxable income. Accordingly, no income tax expense has been recorded in the accompanying unaudited condensed financial statements, and no income tax payments were made during this period. As of March 31, 2026 and December 31, 2025, the Company has not filed any tax returns in the United States, as applicable. All results from operations were domestic in nature.

Recent accounting pronouncements

Recent Accounting Pronouncements, not yet adopted:

ASU 2024-03, Disaggregation of Income Statement Expenses (“DISE”) (“ASU 2024-03”), requires disclosures about specific types of expenses included in the expense captions presented on the face of the statement of operations, as well as disclosure about selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 31, 2026 and interim reporting periods within annual reporting periods beginning after December 31, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its unaudited condensed financial statements and disclosures.

Recent Accounting Pronouncements adopted

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-08, Intangibles — Goodwill and Other — Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. The ASU requires that certain crypto assets meeting defined criteria be measured at fair value at each reporting date, with changes in fair value reported in net income, and introduces enhanced disclosure requirements related to significant holdings, fair value measurement, restrictions on transfer, and a roll forward of activity. This ASU is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-08 on August 20, 2025, the date of inception. Because the Company did not exist in prior periods and therefore had no previously recognized crypto assets or related carrying amounts, adoption of the standard did not result in a cumulative-effect adjustment to opening retained earnings. The Company’s accounting and disclosures for crypto assets in the current period reflect the requirements of ASU 2023-08.

Note 4. Digital Assets

Digital assets — AVAX

The following table summarizes the Company’s total digital assets — AVAX holdings, as shown on the accompanying balance sheet as of March 31, 2026 and December 31, 2025:

The cost basis for the AVAX represents the cost at the time the Company received or purchased the AVAX.

	March 31, 2026
Asset	Tokens	Cost basis	Fair value
AVAX	13,785,835	$265,289,075	$122,758,140

	December 31, 2025
Asset	Tokens	Cost basis	Fair value
AVAX	13,579,449	$263,431,911	$167,093,560

The following table presents a roll forward of the Company’s AVAX as of March 31, 2026:

Amount
AVAX at fair value as of December 31, 2025	$167,093,560
Contribution of AVAX via subscription receivable	270,027
AVAX received from staking rewards	2,093,347
AVAX used to pay staking fees	(28,779)
Realized loss on digital assets	(477,431)
Change in fair value of AVAX	(46,192,584)
AVAX at fair value as of March 31, 2026	$122,758,140

For the three months ended March 31, 2026, the Company received 179,636AVAX tokens through staking activities and recorded $2,057,074 of staking activities, which was recorded net of fees of $36,273, related to these tokens in the accompanying unaudited condensed statement of operations.

Digital assets — stAVAX

The following table summarizes the Company’s total digital assets — stAVAX holdings, as shown on the accompanying balance sheet as of March 31, 2026 and December 31, 2025:

	March 31, 2026
Asset	Tokens	Cost basis	Carrying value
stAVAX	1,180,516	$15,246,914	$10,187,157

	December 31, 2025
Asset	Tokens	Cost basis	Carrying value
stAVAX	1,180,516	$28,813,672	$15,246,914

The following table presents a roll forward of the Company’s stAVAX as of March 31, 2026:

	Tokens	Amount
Balance at December 31, 2025	1,180,516	$15,246,914
Impairment loss on stAVAX tokens	—	(5,059,757)
Balance at March 31, 2026	1,180,516	$10,187,157

Note 5. Members’ Equity

Class A Member Units

For the three months ended March 31, 2026, the Company did not issue any membership units in exchange for cash, USDC, and digital assets in connection with the Company Unit Subscription Agreements and the Contribution Agreement. The business and affairs of the Company are managed by the Members, acting by a majority vote. Profits and losses of the Company are allocated to the Members in proportion to their respective percentage units. Distributions to Members, if any, are made at such times and in such amounts as determined in the sole discretion of the Members, subject to applicable law.

In October 2025, the Company entered Company Unit Subscription Agreements (See Note 9) with certain investors who agreed to contribute AVAX in exchange for Class A member units in the Company.

As a result of staking restrictions in the wallets of certain investors, there were approximately 166,179 AVAX which could not be transferred to the Company until the staking restrictions expire. The Company has recorded a subscription receivable at the value of the AVAX as of March 31, 2026 of the Class A member units of $5,125,002. Subsequent changes in the fair value of the AVAX underlying the subscription receivable of $797,747, resulted in a loss of $527,720 which is recognized in the accompanying unaudited condensed statement of changes in members equity for the three months ended March 31, 2026.

Note 6. Related Party Transactions

Loan agreements

On October 10, 2025, certain members of the Company (the “Contributing Members”), considered related parties, entered into loan contribution agreements with the Company and Avalanche Treasury Corporation, an affiliate and related party, to fund formation and general and administrative expenses prior to the Business Combination (as defined in Note 9). The loans are unsecured, bear interest at 4.35% per annum compounded annually, and are repayable from the proceeds of the Business Combination or other available funds thereafter. Interest is computed on a 365-day basis and limited to the maximum rate permitted by law. As of December 31, 2025 the Company drew $91,500 on these notes and paid $91,500 on these notes. As of March 31, 2026 and December 31, 2025, there were no outstanding balances on these loans.

Due From Related Party

As of March 31, 2026 and December 31, 2025, the Company made certain payments on behalf of Pubco for shared costs, totaling $1,578,524 and $1,423,849 respectively. The amounts paid on behalf of Pubco are recorded as a due from related party on the accompanying balance sheet and are due on demand.

Note 7. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of March 31, 2026 and December 31, 2025:

	Fair value measured at March 31, 2026
	Total carrying	Quoted prices in	Significant other	Significant
	value at	active markets	observable inputs	unobservable
	March 31, 2026	(Level 1)	(Level 2)	inputs (Level 3)
Assets:
Digital assets - AVAX	$122,758,140	$122,758,140	$—	$—
USDC	2,391,023	2,391,023	—	—
Total assets	$125,149,163	$125,149,163	$—	$—
Liabilities:
Token sale liability	$15,203,085	$—	$15,203,085	$—

	Fair value measured at December 31, 2025
	Total carrying	Quoted prices in	Significant other	Significant
	value at	active markets	observable inputs	unobservable
	December 31, 2025	(Level 1)	(Level 2)	inputs (Level 3)
Assets:
Digital assets - AVAX	$167,093,560	$167,093,560	$—	$—
USDC	3,373,564	3,373,564	—	—
Total assets	$170,467,124	$170,467,124	$—	$—
Liabilities:
Token sale liability	$40,010,988	$—	$40,010,988	$—

AVAX and USDC

In determining the value of its AVAX and USDC investments, the Company uses quoted prices as determined by utilizing Coinbase closing prices at 12:00 AM UTC.

Token Sale Liability

In determining the fair value of the token sale liability, the Company used quoted prices as determined by utilizing Coinbase closing prices at 12:00 AM UTC, net of cash received.

stAVAX

Certain assets are measured at fair value on a nonrecurring basis when events or changes in circumstances indicate that the carrying amount may not be recoverable. As of March 31, 2026 and December 31, 2025 the Company recognized impairment charges related to its stAVAX, which are accounted for as indefinite-lived intangible assets.

For the three months ended March 31, 2026 and for the period from August 20, 2025 (inception) through December 31, 2025, the Company recognized a $5.06 million and $13.6 million impairment loss related to its stAVAX due to declining market values of AVAX. Fair value was determined using the quoted price of AVAX because stAVAX does not have a directly observable quoted price in an active market. As such, the stAVAX was determined to be a Level 2 asset.

Note 8. Staking Revenue

The Company participates in staking activities on the Avalanche network through validator arrangements with Chorus One AG, Tarmac Labs Inc., and ParaFi Technologies LLC. Under these arrangements, the service providers operate and maintain validator node infrastructure, including monitoring and reporting services, under the direction of the Company. The Company sets the contractual staking terms, which could range from 14 to 365 days. The Company retains ownership and control of its staked AVAX tokens at all times through the staking process.

The Company earns staking rewards in exchange for delegating digital assets to support network validation activities on the Avalanche blockchain protocol. Staking rewards consist of block rewards, transaction fees, and, where applicable, supplemental protocol incentives. Rewards are distributed directly by the Avalanche protocol to the Company’s designated wallet.

Performance Obligation

The Company’s performance obligation is the delegation of its AVAX tokens to a third-party node operator for a defined staking period. This obligation is satisfied over time as the node operator maintains the required uptime throughout the staking period, since the customer simultaneously receives and consumes the benefit provided. The transaction price, measured at inception, is recognized ratably over the staking period. The staking terms are contractually fixed at inception and the Company does not have the practical ability to withdraw its tokens prior to the expiration of the staking period. Revenue is measured as the net amount of staking rewards earned by the Company less fees paid to node operators.

Transaction Price and Variable Consideration

The transaction price consists of variable consideration in the form of staking rewards net of fees paid to third-party node operators as disclosed in “Service Fees” below. The amount of rewards is determined by protocol-defined formulas and is affected by factors such as network activity, validator performance, and total staked amounts.

Because staking rewards are variable and contingent upon successful validation by the node operator, the Company constrains variable consideration until it is probable that a significant reversal of cumulative revenue recognized will not occur. Validators are required to maintain a minimum uptime of 90% (previously 80%) throughout the staking period. Failure to meet this threshold results in the forfeiture of all staking rewards for the validator and its delegators, including the Company. As such, the consideration the Company expects to receive is contingent upon the node operator’s performance and is accounted for as variable consideration under ASC 606, by analogy. The transaction price is measured at inception using either the most likely amount or expected value method, depending on which method the Company expects to better predict the amount of consideration to which it will be entitled. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the associated uncertainty is subsequently resolved. The performance obligation is satisfied over time as the node operator maintains the required uptime throughout the staking period, since the customer simultaneously receives and consumes the benefit provided. The transaction price is recognized ratably over the staking period, subject to the variable consideration constraint. Revenue is not recognized until the uncertainty associated with the variable consideration is resolved, which is typically at the end of the validation period. As of March 31, 2026 and December 31, 2025, there were no active validation periods in progress.

The fair value of reward tokens is determined using quoted prices on the principal market for the related digital asset at contract inception, which corresponds to the date the staking arrangement is initiated and the transaction price is established. The performance obligation is satisfied over time throughout the staking period as the node operator maintains the required uptime. The duration of staking periods ranges from 14 to 365 days as determined by the Company at the time of delegation.

Agent Considerations

The Company engages third-party service providers to facilitate staking activities on its blockchain nodes. While the Company determines the amount of AVAX staked and the timing of staking and unstaking, the third-party service providers control the underlying infrastructure critical to the staking process, including node availability and the ability to meet the network’s uptime requirements necessary to earn staking rewards. Accordingly, the Company has determined that it is the agent in these arrangements and recognizes staking rewards on a net basis as revenue. For the three months ended March 31, 2026, the Company recognized revenue from staking rewards of $2,057,074, net of fees paid to third parties of $36,273 in the accompanying unaudited condensed statement of operations.

Service Fees

Validator node operators are compensated based on a percentage of staking rewards earned, generally ranging from 2.5% to 3.0%. Fees under the Chorus One and Tarmac arrangements are settled in AVAX and measured at fair value at contract inception. Fees under the ParaFi arrangement are invoiced monthly and settled in fiat currency. Fees paid to third-party node operators are netted against gross staking rewards, with the resulting net amount recognized as revenue in the period the staking rewards are earned.

Note 9. Commitments and Contingencies

Business Combination Agreement

On October 1, 2025, the Company entered into the Agreement with SPAC, Pubco, SPAC Merger Sub, the Pubco Subsidiaries, and the Seller, pursuant to which the Closing will be consummated.

Under the terms of the Agreement, immediately prior to the closing merger, each outstanding unit of the Company will be exchanged for shares of Pubco common stock. As part of the transaction, the Seller will receive shares of Pubco Class A common stock and Pubco Class B common stock in exchange for its ownership interests. Following the Closing, Pubco Class A common stock will carry economic rights and is expected to be listed on Nasdaq.

In addition to the base merger consideration, Pubco agreed to issue additional shares to the Seller and the SPAC’s sponsor (the “Sponsor”) that are subject to vesting based on the future trading price of Pubco’s Class A common stock. As additional merger consideration, Pubco will issue 1,600,000 shares to the Sponsor (the “Sponsor Earnout Shares”) and 4,000,000 shares to the Seller (the “Seller Earnout Shares”) and deposit the shares in an escrow account. The Sponsor Earnout Shares and the Seller Earnout Shares will be released in tranches if specified volume-weighted average price targets are met within five years of the closing. Any shares that do not vest by the end of the earnout period will be forfeited.

First Amendment to the Business Combination Agreement

On January 13, 2026, SPAC, Pubco, the Pubco Subsidiaries, the Company, Seller Related Parties and Astral Horizon, L.P (“Astral”) entered into the First Amendment, and pursuant to which, among other things, the parties thereto agree that:

(i)	Astral and Dragonfly Ventures, L.P, a Cayman Islands exempted limited partnership (“DV”) and Dragonfly Ventures, II L.P, a Cayman Islands exempted limited partnership (“DV II”, and together with DV, “DVs” and together with the Seller “Seller Related Parties) were added as parties to the Agreement and they agreed to be bound by, and to comply with, the terms and conditions of the Agreement, in the same manner as if they were original signatories thereto;
(ii)	the Company Units held by the DVs are to be treated as the Company Units held by Seller such that, as a result of the Company Merger, the DVs will receive one (1) Pubco Class A Stock and one (1) Pubco Class B Stock for each Company Unit held by the DVs;
(iii)	the Additional Merger Consideration Shares to be issued at Closing will (i) be issued to Astral rather than to Seller as provided in the original version of the Agreement, and (ii) consist of 4,000,000 shares of Pubco Class A Stock only, with no Pubco Class B Stock to be allotted as Additional Consideration because Pubco Class B Stock will be issued to Seller Related Parties;
(iv)	the Representations and Warranties of the Seller are to be made severally but not jointly by the Seller Related Parties and Astral rather than solely by Seller as provided in the original version of the Agreement;
(v)	certain references to the Seller (as specified in the First Amendment) shall be considered as references to the Seller Related Parties, Astral or the Seller Related Parties and/or Astral, as applicable;
(vi)	Exhibit E (Terms of Pubco Stock) to the original version of the Agreement be deleted in its entirety and replaced by the new Exhibit E, in the form attached to the First Amendment.
(vii)	The First Amendment is effective as of October 1, 2025.

Second Amendment to the Business Combination Agreement

On March 17, 2026, the SPAC, Pubco, the Pubco Subsidiaries, the Company, the Seller Related Parties, and Astral entered into Amendment No.2 of the Agreement, pursuant to which the parties agreed to postpone the issuance by Pubco to Astral of the 2,000,000 shares of Pubco Class A Stock by thirty (30) calendar days following the closing date of the Agreement.

Sponsor Support and Lock-Up Agreements

In connection with the Agreement, the SPAC entered into a Sponsor Support Agreement with the Sponsor. Under the agreement, the Sponsor agreed to vote its SPAC securities in favor of the Business Combination Agreement and to waive certain rights, including anti-dilution and redemption rights. The Sponsor also agreed to customary restrictions on its founder shares and private placement warrants. The Sponsor Support Agreement also includes covenants restricting transfers prior to Closing and customary representations and warranties of the parties.

At the same time, lock-up agreements were entered with the Sponsor, the Seller, and certain other equity holders. These agreements restrict the sale or transfer of Company common stock received in the Business Combination for specified periods following Closing, subject to customary early-release conditions, including specified trading-price thresholds and underwriter consent in connection with future registered offerings. The Lock-Up Agreements include standard exceptions for permitted transfers and establish procedures for legends, notice, and release timing consistent with market practice for de-SPAC transactions.

Amended and Restated Registration Rights Agreement

In connection with the Closing, Pubco, SPAC, the Sponsor, the Seller, the Foundation, which are entities affiliated with the Avalanche blockchain ecosystem that hold and manage AVAX tokens in connection with ecosystem development and strategic transaction, and certain other securityholders are expected to enter into an amended and restated registration rights agreement. This agreement will provide the holders of Pubco common stock with customary demand, piggyback and shelf registration rights to register their shares for resale, subject to standard limitations and issuer suspension rights. The Amended and Restated Registration Rights Agreement also includes customary provisions relating to underwriting participation, registration expenses, indemnification and coordination of sales in underwritten offerings, and will become effective upon the Closing and will supersede SPAC’s existing registration rights agreement in its entirety.

Contribution, Asset Purchase, and Token Sale Agreements

At the same time, the Company, Pubco the Seller, and the Foundation, entered into the Contribution Agreement. Under this agreement: (a) the Foundation agreed to sell a minimum of $200 million of AVAX tokens on a pre-discount basis to the Company for, at a 60% discount, (i) $50 million or USDC and (ii) $30 million in the form of 3,000,000 shares of Pubco. In addition, the Seller agreed to contribute 1,960,040 AVAX tokens to the Company in exchange for 5,805,638 membership units (the “Seller Units”) (the “Dragonfly Contribution”) (Collectively the “Transactions”).

During October and November 2025, the Company received 7,317,965 AVAX tokens from the Foundation under the TSA in exchange for 34.5 million USDC and $15.5 million in cash and recorded a token sale liability of $15.2 million and $40.0 million related to equity to be issued at the Closing as of March 31, 2026 and December 31, 2025, respectively.

The Contribution Agreement includes certain restrictions and rights related to future sales of AVAX tokens. These provisions include an exclusivity period during which the Foundation agreed not to sell AVAX in competing transactions, as well as rights of first refusal that give the Company priority to purchase AVAX offered for sale during specified periods. The agreements also provide the Foundation with certain governance rights, including the right to designate a board member of the Company for a defined period following the Closing.

AVAX tokens delivered under the TSA are subject to contractual transfer restrictions that limit the Company’s ability to sell or otherwise transfer the tokens for up to five years. In addition, if following the Closing the Foundation’s ownership of Pubco Class A common stock were to exceed specified thresholds, the Foundation may request to exchange shares for pre-funded warrants convertible, at the Foundation’s request, into Pubco Class A Stock on a one-to-one basis. These restrictions and exchange features are intended to limit voting concentration and manage the orderly sale of tokens and equity interests.

Contingent Transaction Fees

The Company signed agreements during September 2025 with certain third-party service providers and deal advisors for fees payable upon the closing of the Business Combination. One agreement provides for an advisory fee of 5.5% of the aggregate cash proceeds from the sale of securities to be payable at closing. Another agreement provides for an M&A advisory fee of $2,750,000, also payable at closing. These fees relate to services provided by external vendors and transaction brokers in connection with the Closing. No amounts were incurred or payable as of March 31, 2026 and December 31, 2025.

Subscription Agreements

Pursuant to the terms of the subscription agreements, the AVAX tokens contributed by investors are subject to the consummation of the Company’s proposed business combination transaction. If the business combination does not close, the Company is obligated to return the AVAX tokens to the investors in accordance with the terms of the subscription agreements. Accordingly, the related subscription receivable and corresponding member interest issuance remain subject to the completion of the business combination.

First Amendment to the Business Combination Agreement

On January 13, 2026, MLAC, Pubco, the Pubco Subsidiaries, the Company, Seller Related Parties and Astral Horizon L.P., a Delaware limited partnership (“Astral”) entered into the First Amendment, and pursuant to which, among other things, the parties thereto agree that:

(i)	Astral and the Funds were added as parties to the Agreement and they agreed to be bound by, and to comply with, the terms and conditions of the BCA, in the same manner as if they were original signatories thereto;
(ii)	the Company Units held by the Funds are to be treated as the Company Units held by Seller such that, as a result of the Company Merger, the Funds will receive one (1) Pubco Class A Stock and one (1) Pubco Class B Stock for each Company Unit held by the Funds;
(iii)	the Additional Merger Consideration Shares to be issued at Closing will (i) be issued to Astral rather than to Seller as provided in the original version of the Agreement, and (ii) consist of 4,000,000 shares of Pubco Class A Stock only, with no Pubco Class B Stock to be allotted as Additional Consideration because Pubco Class B Stock will be issued to Seller Related Parties;
(iv)	the Representations and Warranties of the Seller are to be made severally but not jointly by the Seller Related Parties and Astral rather than solely by Seller as provided in the original version of the Agreement;
(v)	certain references to the Seller (as specified in the First Amendment) shall be considered as references to the Seller Related Parties, Astral or the Seller Related Parties and/or Astral, as applicable;
(vi)	Exhibit E (Terms of Pubco Stock) to the original version of the Agreement be deleted in its entirety and replaced by the new Exhibit E, in the form attached to the First Amendment.
(vii)	The First Amendment is effective as of October 1, 2025.

Second Amendment to the Business Combination Agreement

On March 17, 2026, MLAC, Pubco, the Pubco Subsidiaries, the Company, the Seller Related Parties, and Astral entered into Amendment No. 2 of the Agreement, pursuant to which the parties agreed to postpone the issuance by Pubco to Astral of the 2,000,000 shares of Pubco Class A Stock by thirty (30) calendar days following the closing date of the Agreement.

Note 10. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through May 29, 2026, the date these unaudited condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, other than those discussed below.

Collateralized Loan Facility

Subsequent to March 31, 2026, the Company entered into a loan agreement pursuant to which it may borrow up to $25.0 million, collateralized by certain of the Company’s Avalanche (AVAX) digital asset holdings. As of May 29,2026, the Company has not drawn amounts under the facility. The loan is open-term with no stated maturity date and bears interest at 7.0% per annum on any outstanding borrowings.

Under the terms of the agreement, upon any draw on the facility, the Company would be required to pledge AVAX tokens as collateral, the fair value of which must meet or exceed specified collateral coverage ratios at the time of borrowing and on an ongoing basis. In the event that the fair value of the pledged AVAX declines below certain maintenance thresholds, the Company may be required to post additional collateral or repay a portion of the outstanding balance to restore the required coverage ratio. A further decline below a liquidation threshold could result in the lender liquidating a portion or all of the pledged collateral to satisfy the outstanding obligation. Either party may terminate the agreement in accordance with its terms, and any outstanding principal and accrued interest would become due upon termination.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Explanatory Note:

On June 11, 2026, the Company completed its business combination with MLAC pursuant to a double-dummy merger structure. The business combination, consummated on June 11, 2026, was accounted for as a reverse recapitalization under ASC 805-40. As part of the transaction, both the Company and MLAC became wholly owned subsidiaries of a newly formed parent company, Avalanche Treasury Corporation (“Pubco”). This Quarterly Report on Form 10-Q is filed by Pubco under its current name and CIK. However, because the business combination closed after the period covered by this report (March 31, 2026), the financial statements and related disclosures presented herein reflect the historical operations of the Company and Pubco as stand-alone companies. MLAC filed its Form 10-Q on May 15, 2026. The operations of the Company and MLAC will be included in the Company’s consolidated financial statements beginning with the Form 10-Q for the period ending June 30, 2026.

For purposes of Management’s Discussion and Analysis, the references to “we”, “us”, “our” or “the Company”, refers to the combined entities of the Company, Pubco and MLAC.

Overview

The Company is a newly formed operating company focused exclusively on business lines relating to Avalanche and AVAX. Our strategy is to offer public-market investors a differentiated, capital-efficient way to gain exposure to Avalanche and AVAX through (i) the targeted accumulation of AVAX; (ii) tailored treasury management geared towards staking yield and other asset management levers intended to compound AVAX per share over time and (iii) the further ecosystem integration including the potential provision of Avalanche-focused infrastructure, such as the operation of validator nodes, L1 activation and other corporate development activities, that we believe will expand our exposure to Avalanche. In connection with the consummation of the Business Combination, the Company merged with and into Avalanche Company Merger Sub LLC, a Delaware limited liability company (“Company Merger Sub”), with the Company continuing as the surviving subsidiary and a wholly owned subsidiary of Pubco.

Business Combination with MLAC

On October 1, 2025, MLAC, Pubco, Avalanche SPAC Merger Sub LLC, a Delaware limited liability company (“MLAC Merger Sub”), Company Merger Sub, the Company and the Seller entered into the Business Combination Agreement. In connection with the closing of the Business Combination Agreement, on June 11, 2026, (i) MLAC domesticated by way of continuation out of its jurisdiction of incorporation from the Cayman Islands into the State of Delaware (the “Domestication”), (b) MLAC Merger Sub merged with and into MLAC, with MLAC surviving the MLAC Merger as a wholly owned subsidiary of Pubco, and (c) Company Merger Sub merged with and into the Company (the “Acquisition Merger” and, together with the MLAC Merger, the “Mergers”, and together with the Domestication and all other transactions contemplated by the Business Combination Agreement, the “Business Combination”), with the Company surviving the Acquisition Merger as a wholly owned subsidiary of Pubco.

Concurrently with the signing of the Business Combination Agreement, on October 1, 2025, Pubco, Company and MLAC entered into the Company Unit Subscription Agreements with the company unit investors (“Company Unit Investors”), pursuant to which the Company Unit Investors purchased, payable in cash, USDC or AVAX, and the Company issued and sold, approximately $216 million worth of Company Class A units (“Company Units”) at a price of $10.00 per Company Unit the (“Company Unit Subscription”). At Closing, each Company Unit held by Company Unit Investors converted automatically into one share of non-voting Class A common stock, par value $0.01 per share, of Pubco (“Pubco Class A Stock”).

Concurrently with the execution of the Business Combination Agreement, the Seller, Company, Pubco, Avalanche (BVI), Inc., a company incorporated in the British Virgin Islands (“Avalanche BVI”) and Avalanche Cayman, a Cayman Islands exempted company (“Avalanche Cayman” and together with Avalanche BVI, the “Foundation”) entered into the Contribution Agreement, pursuant to which, (a) the Foundation sold a minimum of $200 million of AVAX tokens on a pre-discount basis to Company and (b) the Seller contributed, directly and indirectly through certain related funds, 1,960,040 AVAX tokens to the Company in exchange for 5,805,638 Company Units.

Concurrently with the execution of the Business Combination Agreement and the Contribution Agreement, the Company, Pubco, Avalanche BVI and Avalanche Cayman entered into the Token Sales Agreement, pursuant to which, in October 2025, the Foundation sold a minimum of $200 million of AVAX tokens on a pre-discount basis to the Company in exchange for, at a 60% discount, (i) $50 million in cash or USDC and (ii) $30 million in the form of up to 3,000,000 shares of Pubco Class A Stock.

Recent Developments

On March 20, 2026, the Company signed a Master Lender Agreement (the “Master Lender Agreement”) with FalconX Charlie, Inc. (the “Lender”) to facilitate the potential future execution of collateralized loans in which the Lender may lend to the Company certain digital currency or cash (dependent on the loaned asset specified in the relevant executed loan term sheet) and the Company would pay a loan fee as well as pledge collateral on or prior to the date of any drawdown pursuant to such future loan term sheet, as applicable. The loans under the Master Lender Agreement may be open loans without a maturity date, whereby the Company may repay and Lender may recall the loan at any time, or term loans with a predetermined maturity date.

On May 29, 2026, the Company and the Lender executed a loan term sheet, pursuant to which the Company agreed to borrow from the Lender, and the Lender agreed to lend to the Company, a loan of $25 million pursuant to an open loan (the “May 2026 Collateralized Open Loan”). The loan fee is 7% per annum.

At Closing, the Company pledged approximately 5.6 million AVAX pursuant to the May 2026 Collateralized Open Loan, which is based on an initial collateral ratio of 200%. The collateral will be held in a segregated custody account with Anchorage Digital Bank N.A. (“Anchorage”) pursuant to an Account Control Agreement among Anchorage, the Company and the Lender. On the date of filing of this Form 10-Q, the Company had pledged approximately 7.8 million AVAX.

Principal Factors Affecting Our Results of Operations and Material Trends

The Company’s future results are expected to be impacted by the highly volatile nature of AVAX’s valuation, as well as conditions and trends relating to demand for AVAX or other digital assets. We also expect the Company’s future results to be impacted by the successful execution of our business strategies, such as our AVAX acquisition strategy, our support of L1s and validator resources, our fostering of partnerships with respect to our AVAX financial and technological infrastructure solutions, regulatory and technical developments surrounding AVAX and cryptocurrencies, the rapid evolution of the AVAX technology infrastructure landscape and our ability to innovate in and add value to the AVAX ecosystem. The primary factors that are expected to impact our results and present significant opportunities, as well as pose risks and challenges, are described below. We believe that our performance and future success depend on the factors discussed below and those mentioned in the section titled “Risk Factors” and elsewhere in the Proxy Statement/Prospectus and in the Form 8-K filed following the closing of the business combination that includes comprehensive disclosure regarding the combined company (the “Super 8-K”).

The following macroeconomic factors and trends as they relate to AVAX may specifically impact our business:

●	Price of AVAX. Our business is expected to be heavily dependent on the price of AVAX, which has historically experienced significant volatility. We have acquired AVAX, and may in the future acquire additional AVAX, through at-market purchases to build our strategic reserve of AVAX. Under ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), AVAX is revalued at fair value at the end of each reporting period, with changes in fair value recognized in net loss. As a result, fluctuations in the price of AVAX may significantly impact our results of operations.

●	Awareness. We expect the perception of Avalanche as a legitimate and secure blockchain network, and in turn the perception of AVAX as a legitimate and secure asset class, by the general public will plays a crucial role in the success of our business. The pace and effectiveness of continued education and awareness is expected to impact adoption rates. Due to the rapidly evolving nature of digital assets and the volatile price of AVAX, which has experienced and continues to experience significant movements, we expect that our operating results will fluctuate significantly from quarter to quarter in accordance with market sentiments and movements in the broader AVAX economy.
●	Regulation. The global regulatory and political landscape for AVAX, including developments concerning legal status, accounting and tax treatment and other compliance-related programs surrounding digital assets will significantly impact the popularity and value of AVAX. Political support or favorable regulations may encourage adoption, while restrictive measures may hinder it, which, in each case, may have a significant impact on our business.
●	Institutional Adoption. Increased participation by institutional investors, including hedge funds, mutual funds, corporations and nation states can drive market confidence and liquidity, supporting continued growth and utility of AVAX and the Avalanche blockchain network.
●	Monetary Policy. Central bank monetary policies, especially those related to interest rates and monetary supply, may influence AVAX adoption. Low-interest rates and expansive monetary policies that lead to currency debasement may lead to a search for alternative investments like AVAX, which may have a positive impact on our business.
●	Technological Innovation. Advances in blockchain technology, improvements in scalability and enhanced security protocols may increase AVAX adoption and integration of AVAX and the Avalanche blockchain network into various financial systems. Conversely, as blockchain technology and digital asset become more widely accept, we expect competition to further intensify in the future. We will compete for capital, and the Avalanche blockchain network will compete for user adoption, with a number of companies and ecosystem participants within the United States and abroad, including those that focus on traditional financial services and those that focus on blockchain or AVAX-focused services and technology infrastructure.

Plan of Operations and Expected Revenue Sources

The Company anticipates revenue generation through the following key business lines in this initial period following the Business Combination:

●	AVAX Accumulation at Scale. The Company aims to broaden access to AVAX for a wide range of public-market investors with diverse objectives and risk profiles by opportunistically offering a range of capital raising instruments that present varying degrees of Avalanche and AVAX exposure. The Company intends to accumulate AVAX over time through a blended offering of equity and debt instruments, which may be subscribed with cash or AVAX, as well as the deployment of non-AVAX offering proceeds to acquire additional AVAX in the market. Such offerings and acquisitions will be strategically considered and paced based on market conditions and other factors, including (i) market price of AVAX and related trends, (ii) macroeconomic factors, (iii) market appetite and demand and (vi) the Pubco Class A Stock price, including such price relative to the net asset value of its AVAX holdings. The Company does not currently intend to hold any other cryptocurrencies as its main treasury asset, however it may, in the execution of its strategy, periodically hold other digital assets. The Company retains the flexibility to sell AVAX under certain circumstances, such as to meet operational needs, comply with legal or regulatory obligations, pursue certain investment strategies or for general corporate purposes. In addition, where the Pubco Class A Stock trades at a meaningful discount to our estimated mNAV relative to the prevailing AVAX price, we may sell a portion of our AVAX to fund opportunistic share repurchases. We believe this disciplined capital-allocation approach - dynamically arbitraging the relationship between our share price, implied premium/discount to mNAV and the AVAX price - can be accretive to mNAV per share and align with long-term shareholder value. Any such activity would be subject to applicable law, our liquidity and risk parameters, market conditions, internal Board and relevant committee authorization, and there can be no assurance that any repurchases will be undertaken. The Company does not currently plan to engage in hedging its AVAX exposure. The Company retains the option to revisit its AVAX accumulation strategy or any related policies periodically as part of its ongoing strategic review and risk management.

●	Active AVAX Treasury Management. The Company’s active AVAX treasury management strategy will initially target (i) the staking of AVAX and (ii) the deployment of AVAX to traders, market makers, asset managers and other crypto market participants to with the goal of adopting conservative yield approaches focused on preservation and consistent returns, in each case subject to market conditions and other factors, intended to generate AVAX for treasury growth or the payment of operating expenses. To optimize staking returns while mitigating risks, we intend to carefully monitor our staking operations. This begins with the selection and oversight of trusted third-party staking providers, and extends to ongoing operational involvement. For example, we intend to conduct independent monitoring of validator performance alongside periodic reports provided by our staking service providers and to reinvest accrued staking rewards into the establishment of additional validators, where practicable. These practices are intended to support compounding yield, safeguard validator performance and promote transparency throughout our AVAX staking process. Determinations with respect to our AVAX management strategy, particularly with regards to the deployment of AVAX, other digital assets or fiat to traders, market makers, asset managers and other crypto market participants to execute any of our trading or yield strategies, will be made from time to time by assessing market factors including, but not limited to, (i) the current market price of AVAX, (ii) price trends and market level analysis, (iii) analysis of the broader macroeconomic environment and (iv) the Company’s relative stock performance. In pursuit of this strategy, we may utilize AVAX-specific key performance indicators including AVAX reserves per share to assess our performance and guide our operations. These KPIs are intended to efficiently communicate the Company’s mission of providing the best vehicle for secure, transparent and yield-generating exposure to AVAX at institutional scale. Management’s AVAX strategy does not include any fixed delegation or staking percentages or allocations, and is generally designed to preserve management’s flexibility and business judgment in deploying AVAX and adapting to rapidly changing, fluid market conditions. For example, longer staking durations can amount to less liquidity - in periods where greater liquidity is desired, management may elect to pursue exclusively shorter staking durations. This strategy also contemplates that the Company may, from time to time, subject to market conditions and other factors, (i) sell AVAX for general corporate purposes or in furtherance of strategies that the Company believes are accretive to shareholders, (ii) enter into additional capital raising transactions and (iii) consider the pursuit of strategies that monetize or otherwise utilize its AVAX holdings to generate funds or income streams through the development and commercialization of new AVAX-based smart contracts and decentralized applications for services and products. The Company currently engages in staking via third-party node operators as part of its active treasury management strategy.
●	AVAX Technology and Ecosystem Partner. In addition to aiming to deliver secure, transparent and yield-generating exposure to AVAX at an institutional scale, the Company may pursue a range of additional Avalanche-related business activities. We intend to evaluate opportunities to operate our own validator nodes independent of third-party service providers to consolidate our staking efforts. We also plan to actively support and engage with Avalanche-native projects via potential ecosystem partnerships with enterprises, asset managers and other participants, and also via early participation in emergent protocols and L1s. We may provide turnkey infrastructure solutions for enterprises, decentralized autonomous organizations and Avalanche-native builders seeking access to Avalanche’s consensus and blockspace economy. We may also pursue on-chain opportunities that offer attractive risk adjusted returns, such as infrastructure solutions for Avalanche-native builders or other staking solutions for enterprises and funds seeking to generate AVAX-denominated revenue. The development and launch of any such activities would require significant organizational, operational and regulatory preparation. These initiatives are subject to various legal and compliance considerations, including oversight by the SEC, the CFTC, FinCEN and state-level regulators such as those in Delaware, as well as compliance with applicable anti-money laundering and other financial laws. Planning for these potential activities has begun, however, there can be no assurance as to the timing or outcome of any such efforts.

Results of Operations (Predecessor)

The following table sets forth our condensed statement of operations for the three months ended March 31, 2026:

Three Months Ended
March 31, 2026
Staking revenue, net of fees	$2,057,074

Operating expenses:
General and administrative	1,942,410
Change in fair value of digital assets	46,192,584
Realized loss on digital assets	477,431
Impairment of digital assets	5,059,757
Loss from operations	(51,615,108)

Other income:
Change in fair value of token sale liability	24,807,903
Other income	21,059
Interest income	5,904
Total other income, net	24,834,866

Net loss	$(26,780,242)

Staking Revenue, Net of Fees

Staking revenue, net of fees, for the three months ended March 31, 2026, was $2.1 million. The Company earns staking rewards in exchange for delegating digital assets to support network validation activities on the Avalanche blockchain protocol. Staking rewards consist of block rewards, transaction fees, and, where applicable, supplemental protocol incentives. Rewards are distributed directly by the Avalanche protocol to the Company’s designated wallet.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs, professional fees, and other corporate overhead expenses. For the three months ended March 31, 2026, general and administrative expenses totaled $1.9 million. Personnel-related costs included $0.6 million of salary and bonus expense. Professional fees totaled $1.0 million and were primarily attributable to legal, accounting and auditing, advisory, and other professional services, incurred in part due to the Transaction and costs associated with being a public company. The remaining general and administrative expenses consisted of insurance, technology, facilities, and other corporate costs incurred during the period.

Changes in Fair Value of Digital Assets

An unrealized loss of $46.2 million was recognized during the three months ended March 31, 2026. The unrealized loss is driven by the unfavorable changes in digital asset fair value from December 31, 2025 to March 31, 2026.

Realized Loss on Digital Assets

A realized loss of $0.5 million was recognized during the three months ended March 31, 2026. The realized loss is primarily driven by sales of digital assets at price lower than the balance sheet fair value.

Impairment of Digital Assets

The Company recognized $5.1 million of digital asset impairment during the three months ended March 31, 2026 due to the change in fair value of stAVAX tokens held.

Other Income

Other income, net for the three months ended March 31, 2026, was $24.8 million, primarily driven by changes in fair value of token sale liability. We recognized an unrealized gain of $24.8 million related to changes in the token sale liability. Other income and interest income were less than $0.1 million.

Net Loss

Net loss for the three months ended March 31, 2026, was approximately $26.8 million, primarily driven by an unrealized loss of $46.2 million from changes in the fair value of digital assets, $5.1 million of digital asset impairment, and a $0.5 million realized loss on digital asset sales. These losses were partially offset by $24.8 million of other income from an unrealized gain on the token sale liability and $2.1 million of staking revenue, net of fees. General and administrative expenses of $1.9 million also contributed to the net loss.

Results of Operations (Successor)

From December 31, 2025 through March 31, 2026, Pubco did not have any operating history and had not yet generated any revenue. For the three months ended March 31, 2026, Pubco had a net loss of $139,635, which consists primarily of general and administrative expenses.

Risks and Uncertainties Associated with Future Results of Operations

We have a very limited operating history, which makes it difficult to accurately forecast our future results of operations, and which is subject to a number of uncertainties, including our ability to grow the value of our AVAX holdings, develop and implement our AVAX-focused infrastructure strategy and the market size and growth opportunities in each of our anticipated lines of business.

Our ability to generate cash flow initially will largely be dependent on our ability to raise capital to acquire additional AVAX, secure participation and contribution from AVAX holders through in-kind investments, successfully apply yield generation strategies, financial trading strategies and risk-management techniques in our active management of our AVAX holdings and develop or enter into partnerships for end-to-end AVAX-focused financial and technology infrastructure. Our business strategy may not be realized as quickly as planned, or even at all. Further, even if we achieve growth in the near term, in future periods that growth could slow or decline for a number of reasons, including, but not limited to, AVAX volatility, increased competition, digital assets that compete with and may result in a decline in utilization of AVAX or replace AVAX, our inability to develop, improve or effectively scale AVAX acquisition or to develop or enter into partnerships for AVAX-related infrastructure, government regulation or our failure, for any reason, to continue to take advantage of any growth opportunities. For additional information see the “Risk Factors” section of the Proxy Statement/Prospectus and the “Risk Factors” section of the Super 8-K.

Liquidity and Capital Resources

Overview

The Company assesses its liquidity in terms of its ability to generate adequate amounts of cash to meet current and future needs. Its expected primary uses of cash on a short and long-term basis are for working capital requirements, business acquisitions and other liquidity needs. The Company’s management expects that future operating losses and negative operating cash flows may increase because of additional costs and expenses related to the business operations and the development of market and strategic relationships with other businesses.

As of March 31, 2026, the Company had cash of approximately $1.2 million and a working capital deficit of $9.1 million.

As of March 31, 2026, Pubco had a working capital deficit of $0.3 million.

For the three months ended March 31, 2026, the Company reported a net loss of approximately $26.8 million. This net loss was primarily driven by factors that are inherently volatile and subject to market conditions, including:

●	Unrealized losses related to digital asset holdings due to fluctuations in the market price;
●	General and administrative expenses associated with operating as a public company.

For the three months ended March 31, 2026, Pubco reported a net loss of approximately $0.1 million, which was driven by general and administrative expenses.

Because digital assets and derivative instruments are measured at fair value, our results of operations may fluctuate significantly from period to period.

We do not maintain any committed external sources of liquidity, including credit facilities or other financing arrangements. Our liquidity is derived primarily from cash on hand.

In connection with the Company and Pubco’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASC Subtopic 205-40), management has evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the unaudited condensed financial statements are issued. Based on this assessment, management has determined that the Company’s liquidity condition, has materially improved as a result of (1) the successful completion of the Business Combination and (2) the receipt of net loan proceeds at Closing. These events directly address the conditions previously identified as raising substantial doubt including the Company’s liquidity condition, recurring losses since inception and lack of committed funding should the Business Combination not be consummated.

As a result of the closing of the Business Combination, the Company received access to the capital and resources associated with the transaction, which management believes will support the Company’s operations and liquidity needs for at least the next twelve months from the date of the filing of this Form 10-Q.

Accordingly, management concluded that the Company’s primary plan to alleviate substantial doubt, completion of the Business Combination, has now occurred. The uncertainties previously identified, including the risk that the necessary shareholder approvals will be obtained and that the transaction might not be completed, have been resolved. Based on the improved liquidity profile and the removal of the previously identified uncertainties, management has concluded that substantial doubt about the Company’s ability to continue as a going concern is alleviated for the twelve-month look-forward period from the date of the filing of this Form 10-Q.

Cash Flows (Predecessor)

The following table summarizes the Company’s cash flows for the periods indicated:

For the Three Months Ended
March 31, 2026
Cash flows used in operating activities	$(1,059,087)
Cash flows provided by investing activities	$1,000,000
Cash flows used in financing activities	$(477,663)

Cash Flows from Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $1,059,087 and is primarily related to the net loss of $26.8 million, partially offset by a $24.8 million gain related to the change in fair value of the token sale liability, a $5.1 million impairment charge associated with stAVAX digital assets, a $46.2 million loss from changes in the fair value of AVAX digital assets, and a $0.5 million realized loss on the disposition of AVAX tokens.

Additional non-cash adjustments included digital assets received through staking rewards and USDC received and recognized as other income.

Cash Flows from Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2026, was $1.0 million and was driven by proceeds from the disposal of USDC.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2026 was $477,663 and is primarily related to deferred transaction costs incurred in connection with the planned business combination transaction and related capital markets activities.

Cash Flows (Successor)

The following table summarizes Pubco’s cash flows for the periods indicated:

For the Three Months Ended
March 31, 2026
Cash flows from operating activities	$—
Cash flows from investing activities	$—
Cash flows from financing activities	$—

Cash Flows from Operating Activities

Net cash from operating activities for the three months ended March 31, 2026, was $0. Operating cash flows were primarily driven by a net loss of $0.1 million, which was fully offset by changes in working capital, including increases in accounts payable and accrued expenses, accrued legal fees, and amounts due to a related party, partially offset by deferred transaction costs

Cash Flows from Investing Activities

There were no cash flows from investing activities for the three months ended March 31, 2026.

Cash Flows from Financing Activities

There were no cash flows from financing activities for the three months ended March 31, 2026.

Critical Accounting Estimates

Our financial statements and the accompanying notes thereto included in this Form 10-Q are prepared in accordance with U.S. GAAP and pursuant to the accounting rules and regulations of the SEC. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses and related disclosures. We base our estimates on assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our unaudited condensed consolidated financial statements that require estimation but are not deemed critical, as defined above

Off-Balance Sheet Arrangements

Other than as otherwise described in this Form 10-Q, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” described in Note 3 of our unaudited condensed financial statements included elsewhere in this Form 10-Q.

Internal Control Over Financial Reporting

As a privately held company Avalanche Treasury Company, LLC (the “Predecessor”), we were not required to assess and conclude on the effectiveness of our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404 of the Sarbanes-Oxley Act. However, during the preparation of our financial statements, we identified a material weakness in our internal control over financial reporting. The PCAOB defines a material weakness as “a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

We did not design or maintain an effective control environment commensurate with the financial reporting requirements applicable to U.S. listed companies, including adequate business processes, systems, personnel and related internal controls. As a result, we identified the following material weakness:

●	We did not design and maintain effective controls over the financial reporting process, including segregation of duties related to journal entries and account reconciliations.

We recognize that the material weakness described above could result in misstatements to one or more account balances or disclosures, including substantially all financial statement accounts and disclosures, that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

We are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weakness:

●	We will continue to formalize and enhance policies and procedures regarding the financial reporting process to support the effective deployment of management’s directives and control activities, including that we plan to design and implement control activities in response to the risks posed as a result of the lack of segregation of duties related to journal entries and account reconciliations, including general controls over information systems. We will clearly define responsibility and accountability for the timely execution of such policies and procedures. In parallel, we will continue to design, implement and refine a comprehensive set of controls over the financial consolidation and reporting process to support the accuracy, completeness and timeliness of our financial statements.

We will not be able to fully remediate this material weakness until the remediation plan described above has been fully implemented, the applicable controls have been operating for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness in our internal control over financial reporting or that it will prevent or avoid potential future material weaknesses. In addition, our current internal control over financial reporting and disclosure controls and procedures, and any new internal control over financial reporting and disclosure controls and procedures that we develop, may become inadequate because of changes in our business, operations and other factors, some of which may be beyond our control. While we will work to remediate the material weakness as quickly and efficiently as possible, we cannot at this time provide an expected timeline in connection with any remediation plan. These remediation measures may be time-consuming and costly and might place significant demands on our financial and operational resources.

As permitted under the U.S. securities laws, neither we nor our independent registered public accounting firm have performed or are required to perform a formal evaluation of the effectiveness of our internal control over financial reporting pursuant to Section 404. It is possible that, had such an evaluation been performed, additional material weaknesses or significant deficiencies may have been identified, and we may identify further material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain effective internal control over financial reporting could result in misstatements in our financial statements that could lead to a restatement of our financial statements, cause us to fail to meet our reporting obligations or adversely affect investor confidence in our reported financial and other information, which may result in a decline in the market price of our ordinary shares.

See the section titled “Risk Factors - We have identified a material weakness in our internal control over financial reporting. If remediation of this material weakness is not effective, if we experience additional material weaknesses, or if we otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report their financial condition or results of operations.” in the “Risk Factors” section of the Proxy Statement/Prospectus and the “Risk Factors” section of the Super 8-K.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as to those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these unaudited condensed financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

The following discussion about our market risk exposures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements.

AVAX Market Price Risk

Our AVAX treasury assets are measured using observed prices from active exchanges, which could result in volatility in our financial results in future periods. Adjustments are recorded in net income through “gain (loss) on digital assets” on the statements of operations. Therefore, negative swings in the market price of AVAX could have a material impact on our earnings and on the carrying value of our digital assets.

Custodian Risk

Pubco’s AVAX is held with third-party custodians, which we select based on various factors, including their financial strength and industry reputation. Custodian risk refers to the potential loss, theft or misappropriation of our AVAX assets due to operational failures, cybersecurity breaches or financial difficulties experienced by these third parties. Although we periodically monitor the financial health, insurance coverage and security measures of our custodians, reliance on such third parties inherently exposes us to risks that we cannot fully mitigate.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our chief executive officer and chief financial officer, whom we refer to as our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act.

Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2026, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from our expectations, as described in this Quarterly Report, include the risk factors described in the “Risk Factors” section of the Proxy Statement/Prospectus and the “Risk Factors” section of the Current Report on Form 8-K filed on June 17, 2026 (the “Super 8-K”) (appearing within “Item 2.01 Completion of Acquisition or Disposition of Assets-Form 10 Information” of the Super 8-K). As of the date of this Quarterly Report, there have been no material changes to those risk factors.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

As previously disclosed in the Super 8-K, the offer and sale of the Pubco Class A Stock issued to the Foundation on June 11, 2026 in exchange for the sale of $200 million of AVAX tokens on a pre-discount basis to the Company on the terms and subject to the conditions set forth in a Token Sale Agreement are exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ended March 31, 2026, no director or officer of The Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File
*	Filed herewith.
+

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are deemed furnished and not filed with the U.S. Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AVALANCHE TREASURY CORPORATION

Date: June 29, 2026	By:	/s/ Gerald Bartholomew Smith
	Name:	Gerald Bartholomew Smith
	Title:	Chief Executive Officer (Principal Executive Officer)

AVALANCHE TREASURY CORPORATION

Date: June 29, 2026	By:	/s/ Sean Ostrower
	Name:	Sean Ostrower
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)