Form 10-Q
period 2026-06-30
Avalanche Treasury Corp
filed 2026-08-19
CIK 2092446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2026

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

As of August 19, 2026, 37,914,805 shares of Class A common stock, par value $0.01 per share and 5,805,639 shares of Class B common stock, par value $0.01 per share, were issued and outstanding.

Forward-Looking Statements

This Quarterly Report contains statements that may constitute “forward-looking statements” for purposes of the federal securities laws. Forward-looking statements include, but are not limited to, statements regarding the Company and its management teams’ expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Current Report may include, for example, statements about:

●	the failure to realize the benefits of the business combination and any transactions contemplated thereby;
●	the outcome of any potential legal proceedings that may be instituted against the Company or others;
●	the failure of the Company to maintain the listing of its securities on Nasdaq;
●	ongoing costs as a result of the business combination and as a result of the Company becoming a public company;
●	changes in business, market, financial, political and regulatory conditions;
●	the ability of the Company to grow and manage growth profitably;
●	risks relating to the Company’s anticipated operations and business, including the success of any future acquisitions;
●	the Company’s ability to retain its management and key employees;
●	the risk that issuances of equity or debt securities, including issuances of equity securities in connection with the Company’s acquisition strategy, may adversely affect the value of the Company’s common stock and dilute its stockholders;
●	the risk that the Company experiences difficulties managing its growth and expanding operations;
●	challenges in implementing the business plan, due to lack of an operating history, operational challenges, significant competition and regulation;
●	the price and volatility of AVAX;
●	AVAX’s prominence as a digital asset and Avalanche as the foundation of a new financial system;
●	the ability to develop and maintain effective internal controls and procedures or correct the previously identified material weaknesses;
●	the macro and political conditions surrounding AVAX, Avalanche and digital assets generally;
●	the planned business strategy, including the Company’s ability to raise capital to continue to acquire additional AVAX, to secure participation and contribution from AVAX holders through in-kind investments, to successfully deploy and apply financial trading strategies or risk-management techniques in its active management of its AVAX holdings;
●	generation of AVAX yield through the delegation or staking of AVAX to validators and the deployment of AVAX, digital assets or fiat to traders, market makers, asset managers and other crypto market participants to with the goal of adopting conservative approaches focused on preservation and consistent returns;

●	potential growth avenues organically through (i) expanding the talent base, potential product offering and partnerships, and (ii) inorganically through selective minority investments, joint ventures and acquisitions where the Company believes such transactions have the potential to accelerate the expansion of Avalanche-related capabilities and AVAX accumulation; and
●	the Company’s ability to provide its shareholders with differentiated AVAX exposure, including plans and use of proceeds as well as any potential future capital raises.

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report. These forward-looking statements are based on information available as of the date of this Quarterly Report, and current expectations, forecasts and assumptions and involve a number of judgments, risks and uncertainties, including those described in the section entitled “Risk Factors” in the definitive proxy statement/prospectus (the “Proxy Statement/Prospectus”) included in the Registration Statement on Form S-4 (File No. 333-294684) filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2026 and in the Form 8-K filed following the closing of the business combination that includes comprehensive disclosure regarding the combined company (the “Super 8-K”). Accordingly, forward-looking statements should not be relied upon as representing the views of the Company as of any subsequent date, and the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. It is not possible for Company management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this Quarterly Report.

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

AVALANCHE TREASURY CORPORATION

AVALANCHE TREASURY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2026 AND DECEMBER 31, 2025

	June 30, 2026	December 31, 2025
	Unaudited
ASSETS
Current Assets
Cash	$3,370,858	$1,758,802
USDC	5,405,837	3,373,564
Digital assets – AVAX, current portion	19,028,941	—
Prepaid expenses and other current assets	258,064	114,167
Deferred transaction costs	—	1,845,131
Due from related party	—	1,423,849
Total Current Assets	28,063,700	8,515,513

Digital assets - AVAX	80,960,877	167,093,560
Digital assets - stAVAX	—	15,246,914
TOTAL ASSETS	$109,024,577	$190,855,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$801,201	$334,210
Accrued transaction costs	—	112,046
Token sale liability	—	40,010,988
Accrued interest	83,808	—
Earn out liability	373,333	—
Post-closing shares liability	1,000,000	—
Note payable	23,000,000	—
TOTAL LIABILITIES	25,258,342	40,457,244
COMMITMENTS AND CONTINGENCIES (SEE NOTE 8)
STOCKHOLDERS’ EQUITY
Class A Common Stock, 550,000,000 shares authorized and 34,314,805 and 27,661,297 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	343,148	276,613
Class B Common Stock, 100,000,000 shares authorized and 5,805,639 shares outstanding as of June 30, 2026 and December 31, 2025	58,056	58,056
Preferred Stock, 50,000,000 shares authorized and unissued as of June 30, 2026 and December 31, 2025	—	—
Subscription receivable	(4,100,380)	(5,922,749)
Additional paid-in capital	218,498,993	215,582,373
Accumulated deficit	(131,033,582)	(59,595,550)
TOTAL STOCKHOLDERS’ EQUITY	83,766,235	150,398,743
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$109,024,577	$190,855,987

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVALANCHE TREASURY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months	For the Six months
	Ended June 30, 2026	ended June 30, 2026
Staking revenue, net of fees	$1,545,470	$3,602,544

Operating expenses:
General and administrative	3,498,994	5,441,428
Transaction costs incurred in connection with the Business Combination (Note 3)	15,213,769	15,213,769
Change in fair value of digital assets	14,596,810	60,789,394
Realized loss on digital assets	10,019,063	10,496,494
Impairment of digital assets	11,100,549	16,160,282
Loss from operations	(52,883,715)	(104,498,823)

Other income (expense):
Change in fair value of token sale liability	16,611,782	41,419,685
Loss on settlement of token sale liability	(6,958,697)	(6,958,697)
Initial recognition of Earn-Out liability	(3,153,333)	(3,153,333)
Change in fair value of Earn-Out liability	2,780,000	2,780,000
Initial recognition of post share issuance liability	(3,700,000)	(3,700,000)
Change in fair value of post issuance liability	2,700,000	2,700,000
Other income	14,815	35,874
Interest expense	(83,808)	(83,808)
Interest income	15,166	21,070
Total other income (expense)	8,225,925	33,060,791

Net loss	$(44,657,790)	$(71,438,032)

Weighted-average number of shares of Class A Common Stock outstanding - basic and diluted	29,050,495	28,359,734
Basic and diluted net loss per unit of Class A Common Stock	$(1.54)	$(2.52)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVALANCHE TREASURY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

(UNAUDITED)

	Class A		Class B
	Common		Common									Total
	Stock		Stock		Preferred Stock		Class A	Class A	Subscription	Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Member Units	Member Interests	Receivable	paid in capital	Deficit	Equity
Balance, December 31, 2025	$—	$—	$—	—	—	—	$27,368,672	$215,917,042	(5,922,749)	—	(59,595,550)	150,398,743
Retroactive application of reverse recapitalization	27,661,297	276,613	5,805,639	58,056	—	—	(27,368,672)	(215,917,042)		215,582,373		—
Partial subscription received	—	—	—	—	—	—	—	—	270,027	—	—	270,027
Change in fair value of subscription receivable	—	—	—	—	—	—	—	—	527,720	(527,720)	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(26,780,242)	(26,780,242)
Balance, March 31, 2026	27,661,297	276,613	5,805,639	58,056	—	—	—	—	(5,125,002)	215,054,653	(86,375,792)	123,888,528
Partial subscription received	—	—	—	—	—	—	—	—	294,422	—	—	294,422
Change in fair value of subscription receivable	—	—	—	—	—	—	—	—	730,200	(730,200)	—	—
Shares issued to SPAC in connection with Reverse Recapitalization	3,653,505	36,535	—	—	—	—	—	—	—	(1,345,460)	—	(1,308,925)
Shares issued to Foundation in connection with Reverse Recapitalization	3,000,000	30,000	—	—	—	—	—	—	—	5,520,000	—	5,550,000
Net loss	—	—	—	—	—	—	—	—	—	—	(44,657,790)	(44,657,790)
Balance, June 30, 2026	34,314,805	$343,148	5,805,639	$58,056	—	—	—	$—	$(4,100,380)	$218,498,993	$(131,033,582)	$83,766,235

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVALANCHE TREASURY CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

For the Six Months ended
June 30, 2026
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(71,438,032)
Adjustments to reconcile net loss to net cash used in operations:
Digital assets received from staking rewards	(2,748,954)
Digital assets received from liquid staking rewards	(910,987)
Interest expense	83,808
USDC received recorded as other income	(35,874)
Digital assets disposed of through staking fees	60,997
Change in fair value of digital assets - AVAX	60,789,394
Change in fair value of token sale liability	(41,419,685)
Loss on settlement of token sale liability	6,958,697
Initial issuance of earn-out share liability	3,153,333
Change in fair value of earn-out share liability	(2,780,000)
Initial issuance of post-closing shares liability	3,700,000
Change in fair value of post-closing shares liability	(2,700,000)
Realized loss on digital assets - AVAX	10,496,494
Impairment of digital assets - stAVAX	16,160,282
Changes in operating assets and liabilities:
Prepaid expense	(12,701)
Accounts payable and accrued expenses	(171,322)
Due from related party	1,423,849
CASH USED IN OPERATING ACTIVITIES	(19,390,701)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of USDC to USD	3,000,000
Purchase of USDC	(4,999,999)
CASH USED IN INVESTING ACTIVITIES	(1,999,999)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from Notes payable	23,000,000
Shares issued to SPAC in connection with Business Combination	2,756
CASH PROVIDED BY FINANCING ACTIVITIES	23,002,756

NET CHANGE IN CASH	1,612,056
Cash, beginning of period	1,758,802
Cash, end of period	$3,370,858

Supplemental disclosure of non-cash investing and financing activities:
Shares issued for exchange of token sale liability	$5,550,000
Subscription receivable, digital assets received at fair value	$564,449
Subscription receivable, change in fair value related to subscription receivable collected	$1,257,920
Deposits of AVAX staked into liquid staking activities	$27,511,488
Receipt of AVAX from redemption in liquid staking activities - sAVAX	$18,985,510
Receipt of AVAX from redemption in liquid staking activities - stAVAX	$11,569,313
Prepaid expenses acquired from the SPAC in connection with the Reverse Recapitalization	$131,196
Accrued expenses acquired from the SPAC in connection with the Reverse Recapitalization	$1,442,877

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVALANCHE TREASURY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

Note 1. Organization

Description of Business

Avalanche Treasury Corporation (the “Company”) was incorporated in Delaware on September 22, 2025 in connection with the transactions that culminated in the Business Combination with Mountain Lake Acquisition Corp. (“MLAC”), which closed on June 11, 2026. On October 1, 2025, the Company entered into a Business Combination Agreement (the “Agreement”) with Mountain Lake Acquisition Corp. (“SPAC”), Avalanche Treasury Company LLC, a Delaware limited liability company (“Treasury LLC”), Avalanche SPAC Merger Sub LLC (“SPAC Merger Sub”), Avalanche Company Merger Sub LLC (“Company Merger Sub,” and together with SPAC Merger Sub, the “Company Subsidiaries”), and Dragonfly Digital Management, LLC (the “Seller”), pursuant to which the transactions contemplated therein (collectively, the “Business Combination”) were consummated on June 11, 2026 (the “Closing Date”). Following the Business Combination and related recapitalization transactions, the Company became a publicly traded company and operates through Avalanche Treasury Company, LLC to hold and manage AVAX, conduct staking and validator operations, and support other Avalanche-related activities.

Pursuant to the Agreement, on the Closing Date, (i) SPAC Merger Sub merged with and into SPAC (the “SPAC Merger”), with SPAC continuing as the surviving entity and a wholly owned subsidiary of the Company, and (ii) Company Merger Sub merged with and into Avalanche Treasury Company LLC (the “Subsidiary Merger,” and together with the SPAC Merger, the “Mergers”), with Treasury LLC continuing as the surviving entity and a wholly owned subsidiary of the Company.

In connection with the Subsidiary Merger, each member of Treasury LLC other than the Seller received one share of the Company’s Class A common stock, par value $0.01 per share (“Class A Stock”), for each unit held immediately prior to the effective time of the Subsidiary Merger, and the Seller received one share of Class A Stock and one share of the Company’s Class B common stock, par value $0.01 per share (“Class B Stock”), for each unit it held. As a result of the consummation of the Business Combination, the Company became a publicly traded entity and Treasury LLC became its wholly owned subsidiary.

The Company is an operating company focused exclusively on business lines relating to Avalanche and AVAX, offering public-market investors a differentiated, capital-efficient means of gaining exposure to Avalanche and AVAX through (i) the targeted accumulation of AVAX; (ii) treasury management activities, including staking and other yield-generating strategies designed to increase AVAX per share over time; and (iii) broader ecosystem participation, including validator operations, Avalanche L1 activation, infrastructure services and other corporate development initiatives intended to expand the Company’s participation in the Avalanche ecosystem.

Note 2. Liquidity and Going Concern

For the six months ended June 30, 2026, the Company has generated revenue from staking rewards, net of fees of $3,602,544 and reported a net loss of $71,438,032. As of June 30, 2026, the Company had aggregate cash of $3,370,858 and a net working capital of $2,805,358.

The Company assesses its liquidity based on its ability to generate and maintain adequate sources of liquidity to meet its current and future obligations. Its expected primary uses of liquidity on a short- and long-term basis include working capital requirements, business acquisitions and other general corporate purposes. The Company’s future capital requirements will depend on a number of factors.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASC Subtopic 205-40), management evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these unaudited condensed consolidated financial statements are issued.

On June 11, 2026, the Company completed the Business Combination and obtained additional liquidity, including proceeds from the related loan facility. As of June 30, 2026, the Company also held liquid digital assets that are available to fund its operations and meet its obligations as they become due. The Company’s current liquidity resources, together with expected cash flows from operations, are expected to be sufficient to fund its operating and other liquidity requirements for at least twelve months from the date these unaudited condensed consolidated financial statements are issued.

Accordingly, after considering the Company’s cash, liquid digital assets, expected operating cash flows and other available sources of liquidity, management concluded that the conditions and events considered in the aggregate do not raise substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the date these unaudited condensed consolidated financial statements are issued.

Note 3. Reverse Recapitalization.

As discussed in Note 1, “Organization and Description of the Business”, the Business Combination was consummated on June 11, 2026, which for accounting purposes, was treated as the equivalent of the Company issuing stock for the net assets of MLAC, accompanied by a recapitalization. Under this method of accounting, MLAC was treated as the acquired company for financial accounting and reporting purposes under GAAP.

Transaction proceeds

Upon the closing of the Business Combination, the Company received gross proceeds of $1.6 million from the Business Combination offset by total transaction costs of $1.6 million. The following table reconciles the elements of the Business Combination to the condensed consolidated statement of cash flows and the condensed consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2026:

Cash - trust and cash, net of redemptions	$1,634,507
Less: transaction expenses paid	(1,631,751)
Net proceeds from the Business Combination	2,756

Assets (liabilities) assumed from the SPAC:
Prepaid expense and other current assets	131,196
Accrued expenses	(1,442,877)

Reverse recapitalization, net	$(1,308,925)

The number of shares of Common Stock issued immediately following the consummation of the Business Combination were as follows:

	Class A Common	Class B Common
MLAC public shares outstanding prior to the Business Combination	23,000,000	7,187,500
Less: Redemption of MLAC ordinary shares	(22,846,470)	(7,187,500)
Rights exchanged for shares in connection with Business Combination	2,299,999	—
Shares issued to SPAC in connection with Business Combination	1,200,000	—
Shares issued to Foundation in connection with Business Combination	3,000,000	—
Total AVAX Pub Co Common Stock	6,653,529	—

MLAC Rights

Upon consummation of the Business Combination, each outstanding right automatically converted into one-tenth (1/10) of one share of the Company’s Class A common stock. No fractional shares were issued in connection with the conversion of the rights, and the rights ceased to be outstanding following the Business Combination.

The table below summarizes the Company Units and corresponding PubCo common stock outstanding following the Business Combination:

		AVAX Pub Co Units
	AVAX Company Units	Common Stock
Class A units	27,368,672	27,661,297
Class B units	—	5,805,639
	27,368,672	33,466,936

Transaction Overview

On June 11, 2026 (the “Closing Date”), Avalanche Treasury Corporation consummated the transactions contemplated by the Agreement. The Business Combination included the domestication of MLAC, the MLAC Merger, the Company Merger and the other related transactions contemplated by the Agreement, including the Company Unit Subscription, the Foundation Transaction and the Dragonfly Contribution (each defined below).

Domestication and Merger Steps

On the Closing Date, MLAC domesticated by way of continuation from the Cayman Islands to the State of Delaware (the “Domestication”). Following the Domestication, Avalanche SPAC Merger Sub LLC (“MLAC Merger Sub”) merged with and into MLAC, with MLAC surviving as a wholly owned subsidiary of the Company (the “MLAC Merger”). Company Merger Sub also merged with and into Avalanche Treasury Company, LLC, with Avalanche Treasury Company, LLC surviving as a wholly owned subsidiary of the Company (the “Company Merger” and, together with the MLAC Merger, the “Mergers”).

Consideration and Exchange Mechanics

The Business Combination and related transactions included the following consideration and exchange mechanics. Legacy Company Units converted on a one-for-one basis into shares of the Company’s common stock, as described below:

Company Unit Subscription, Token Sale and Contribution

Concurrently with the execution of the Agreement, the Company, Avalanche Treasury Company, LLC and MLAC entered into Company Unit Subscription Agreements pursuant to which investors purchased approximately $216 million of Company Units at $10.00 per Company Unit, payable in cash, USDC or AVAX (the “Company Unit Subscription”). At Closing, each Company Unit held by the Company Unit Investors converted automatically into one share of non-voting Class A common stock, par value $0.01 per share, of the Company.

The Business Combination also included (i) the contribution by Dragonfly, directly and indirectly through certain related funds, of 1,960,040 AVAX tokens to Avalanche Treasury Company, LLC in exchange for 5,805,638 Company Units (the “Dragonfly Contribution”) and (ii) the sale by Avalanche BVI and Avalanche Cayman (together, the “Foundation”) of AVAX tokens to Avalanche Treasury Company, LLC pursuant to the Token Sale Agreement dated October 1, 2025 (the “Foundation Transaction”).

Transactions costs

For the three and six months ended June 30, 2026, transaction costs incurred within the condensed consolidated statements of operations were as follows:

Six months ended
June 30, 2026
Legal	$5,835,984
Professional fees	9,373,385
Other expenses	4,400
Total	$15,213,769

Contingent Consideration

In connection with the Business Combination Agreement and the Sponsor Support Agreement, the Company entered into earn-out arrangements with certain former equity holders of Astral (the “Astral Earn-out”) and the sponsor (the “Sponsor Earn-out,” and together with the Astral Earn-out, the “Earn-out Arrangements”). The Earn-out Arrangements provide for the issuance or release of shares of the Company’s common stock upon achievement of specified market-price thresholds following the Business Combination and include provisions that may accelerate issuance or release upon certain change-in-control events.

The Earn-out Arrangements were negotiated in connection with the Business Combination and do not represent settlement of pre-existing relationships, compensation for post-combination services or reimbursement of acquisition-related costs. Accordingly, the Company determined that the Earn-out Arrangements represent contingent consideration issued in connection with the Business Combination.

The Company evaluated the Earn-out Arrangements under ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity. Because certain settlement provisions may result in settlement outcomes that are not indexed solely to the Company’s own stock, the Earn-out Arrangements do not meet the criteria for equity classification under ASC 815-40 and are therefore classified as liabilities.

The Astral Earnout Shares, together with any shares received upon equitable adjustment of the Astral Earnout Shares, shall be subject to the Astral Transfer at the end of the Earnout Period in the event that not all of the Triggering Events are achieved by the Company during the Earnout Period.

The Astral Earnout Shares shall vest, shall no longer be subject to the Astral Transfer and shall be released from the Astral Escrow Account to Astral, in the amounts specified below, upon the Company meeting the price milestones specified below:

(a)Upon the occurrence of Triggering Event I, 666,667 shares of Company Class A Stock;
(b)Upon the occurrence of Triggering Event II, 666,667 shares of Company Class A Stock; and
(c)Upon the occurrence of Triggering Event III, 666,666 shares of Company Class A Stock. Notwithstanding the foregoing, in the event that during the Earnout Period, the Company is subject to a Change in Control, then all of the Astral Earnout Shares, together with any shares received upon equitable adjustment of the Astral Earnout Shares, then remaining in the Astral Escrow Account shall no longer be subject to the Astral Transfer and shall be released to Astral from the Astral Escrow Account.

Each Triggering Event shall only occur once, if at all, and all Astral Earnout Shares not released by the end of the Earnout Period will be transferred to the Company through an Astral Transfer, in each case as set forth in the Business Combination Agreement.

In addition, 1,600,000 Sponsor Earnout Shares have been deposited into an escrow account with Continental Stock Transfer and Trust Company and will be released in tranches as provided in the Sponsor Support Agreement and the Sponsor Escrow Agreement. The Sponsor agreed that all of the Sponsor Earnout Shares, together with any shares received upon equitable adjustment of the Sponsor Earnout Shares, shall be subject to the Sponsor Transfer at the end of the Earnout Period in the event that not all of the Triggering Events are achieved by the Company.

The Sponsor Earnout Shares shall vest, no longer be subject to the Sponsor Transfer and shall be released from the escrow account to the Sponsor, in the amounts specified below, upon the Company meeting the price milestones specified below:

(a)Upon the occurrence of Triggering Event I, 533,333 Sponsor Earnout Shares shall be released from the escrow account to the Sponsor;
(b)Upon the occurrence of Triggering Event II, 533,333 Sponsor Earnout Shares shall be released from the escrow account to the Sponsor; and
(c)Upon the occurrence of Triggering Event III, 533,334 Sponsor Earnout Shares shall be released from the escrow account to the Sponsor.

The Earn-out Arrangements were initially recognized at fair value as of the Closing Date in accordance with ASC 820, Fair Value Measurement. The fair value measurement considers the contractual terms of the arrangements, including applicable stock-price thresholds, expected volatility of the Company’s common stock, expected term, risk-free interest rate and the probability and timing of potential settlement events, as applicable. The earn-out contingent consideration was valued using a Monte Carlo simulation based on a Geometric Brownian Motion in a risk-neutral framework. Due to the use of significant unobservable inputs, the Earn-out Arrangements are classified within Level 3 of the fair value hierarchy.

Astral and the Company executed a side-letter agreement on August 13, 2026 and agreed that the issuance of the 2,000,000 Astral Post-Closing Shares shall be delivered on a date identified by Astral but in any event by September 11, 2026 (see Note 13). The post-closing liability associated with those 2,000,000 Astral shares were initially valued at $1.85 per share, or approximately $3.7 million.

The Company remeasures the Earn-out Arrangements at fair value at each reporting date until the respective obligations are settled, with changes in fair value recognized in earnings in the period in which they occur. Upon settlement, the related liability is derecognized, with any difference between its carrying amount immediately prior to settlement and the settlement value recognized in earnings.

The following table presents a reconciliation of the Company’s Earn-out Arrangements measured at fair value for the six months ended June 30, 2026:

	Earn Out Liability	Post-closing Shares Liability
Balance at December 31, 2025	$—	$—
Initial recognition upon reverse recapitalization	3,153,333	3,700,000
Change in fair value recognized in earnings	(2,780,000)	(2,700,000)
Balance at June 30, 2026	$373,333	$1,000,000

As of June 30, 2026, the Earn-out Arrangements shares of 3,600,000 are are issued in Escrow with the transfer agent but not outstanding.

Accounting Treatment

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP, with Avalanche Treasury Company, LLC treated as the accounting acquirer and MLAC treated as the acquired company for financial accounting and reporting purposes. Because MLAC did not meet the definition of a business under ASC 805, Business Combinations, the transaction was not accounted for as a business combination using acquisition accounting.

Accordingly, the consolidated financial statements of the combined company represent a continuation of the financial statements of Avalanche Treasury Company, LLC. The transaction was treated as the equivalent of Avalanche Treasury Company, LLC issuing equity for the net assets of MLAC, accompanied by a recapitalization. The net assets of MLAC were recorded at historical cost, and no goodwill or other intangible assets were recognized as a result of the Business Combination.

In connection with the reverse recapitalization, the historical equity structure of Avalanche Treasury Company, LLC was recast to reflect the legal capital structure of the combined company following the Business Combination.

Earnings Per Share

As a result of the reverse recapitalization, the Company’s historical equity structure was recast to reflect the Company’s common stock structure, and weighted-average shares outstanding for the periods presented were calculated using the post-recapitalization share structure, applying the applicable exchange mechanics to the legacy equity interests of Avalanche Treasury Company, LLC. Pro forma basic and diluted earnings per share amounts presented in the unaudited pro forma condensed combined statement of operations were based on the number of combined company shares outstanding, assuming the Business Combination occurred on January 1, 2025.

Note 4. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the accounting rules and regulations of the Securities and Exchange Commission (the “SEC”). References to GAAP issued by the Financial Accounting Standards Board (“FASB”) in these accompanying notes to the unaudited condensed consolidated financial statements are to the FASB Accounting Standards Codification (“ASC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Registration Statement on Form S-4, as filed with the SEC.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Avalanche Treasury Corporation and the Company’s wholly-owned subsidiaries. All intercompany transactions have been eliminated upon consolidation of these entities.

Use of Estimates

The preparation of financial statements in conformity with GAAP accounting principle requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions include those related to the valuation and impairment assessment of digital assets, the recognition of staking reward revenue, and the evaluation of contingent liabilities.

Management bases its estimates and assumptions on currently available information and various judgments that it believes are reasonable under the circumstances. Actual results could differ materially from those estimates, and such differences may be reflected in future periods as facts and circumstances change.

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

Concentration of Credit Risk

Cash

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the FDIC up to $250,000 per depositor, per insured bank. As of June 30, 2026, the Company had $3,104,357 in cash balances in excess of the FDIC insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

USD Coin

The Company holds U.S. Dollar Currency (“USDC”), a fiat-backed stablecoin issued on public blockchain networks. USDC is accounted for as a financial asset. Based on the terms governing USDC, the Company has a contractual right to redeem USDC for U.S. dollars on demand. Because this right represents a contractual claim to cash, USDC meets the definition of a financial asset under ASC 825-10, Financial Instruments — Overall. USDC is recognized as a financial asset upon acquisition.

The Company classifies its USDC as current assets on the balance sheet. The Company safeguards its USDC through third-party custodians. As of June 30, 2026 and December 31, 2025, the Company held USDC balances of $5,405,837 and $3,373,564, respectively, with third-party custodian Coinbase Custody Trust Company, LLC. The Company’s USDC holdings are subject to the creditworthiness and reserve practices of the issuer. Although USDC is designed to maintain a stable value, de-pegging events, regulatory actions, or issuer level risks could impair the Company’s ability to redeem USDC at par.

For the three and six months ended June 30, 2026 the Company earned yield of $14,815 and $21,059 USDC on USDC balances through participation in a third-party wallet and recorded $35,874 related to these USDC as other income in the accompanying unaudited condensed consolidated statement of operations. The Company’s purchases, sales, and dispositions of USDC are reflected within investing activities in the statement of cash flows. Contributions of USDC received in connection with private placement member interest agreements are presented as non-cash financing activities in the accompanying statement of cash flows.

Digital Assets

The Company holds digital assets, which include Avalanche (“AVAX”), staked Avalanche (“stAVAX”) and sAVAX, a liquid staking token representing AVAX staked through a third-party liquid staking protocol (“sAVAX”), which expose it to concentrations of market, credit and custodial risk. As of June 30, 2026 and December 31, 2025, digital assets represented a significant portion of the Company’s total assets. The Company’s holdings of AVAX and stAVAX are not insured or guaranteed by any government or third-party institution. Changes in market prices, protocol performance, or blockchain network conditions could materially affect the fair value of these assets.

The Company safeguards its digital assets through third-party custodians. As of June 30, 2026 and December 31, 2025, the Company held approximately 4,510,207 and 8,329,871 AVAX, respectively, with Coinbase Custody Trust Company. The Company held no AVAX as of June 30, 2026 and approximately 5,249,578 AVAX as of December 31, 2025 with BitGo Trust Company, Inc. In addition, the Company held no stAVAX as of June 30, 2026 and approximately 1,180,516 stAVAX as of December 31, 2025 with BitGo Trust Company, Inc. As of June 30, 2026, the Company also held approximately 10,802,156 AVAX with Anchorage Digital Bank. Lastly, the Company held no sAVAX as of June 30, 2026 or December 31, 2025.

The Company’s AVAX, stAVAX and sAVAX holdings are dependent on the performance and security of the underlying Avalanche blockchain and the specific staking protocol that issues AVAX, stAVAX and sAVAX. Smart contract vulnerabilities, validator performance issues, or protocol governance actions could adversely affect the value or liquidity of AVAX, stAVAX and sAVAX.

Digital asset markets may experience periods of reduced liquidity. The Company may be unable to convert AVAX, stAVAX or sAVAX into fiat currency or other digital assets on a timely basis or at expected prices.

Business Combinations

The Company evaluates whether acquired net assets should be accounted for as a business combination or an asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. If not, the Company applies its judgment to determine whether the acquired net assets meets the definition of a business by considering if the set includes an acquired input, process, and the ability to create outputs.

The Company accounts for business combinations using the acquisition method when it has obtained control. The Company measures goodwill as the fair value of the consideration transferred including the fair value of any non-controlling interest recognized, less the net recognized amount of the identifiable assets acquired and liabilities assumed, all measured at their fair value as of the acquisition date. Transaction costs, other than those associated with the issuance of debt or equity securities, that the Company incurs in connection with a business combination are expensed as incurred.

Any contingent consideration is measured at fair value at the acquisition date. For contingent consideration that does not meet all the criteria for equity classification, such contingent consideration is required to be recorded at its initial fair value at the acquisition date, and on each balance sheet date thereafter. Changes in the estimated fair value of liability-classified contingent consideration are recognized on the condensed consolidated statements of operations in the period of change.

When the initial accounting for a business combination has not been finalized by the end of the reporting period in which the transaction occurs, the Company reports provisional amounts. Provisional amounts are adjusted during the measurement period, which does not exceed one year from the acquisition date. These adjustments, or recognition of additional assets or liabilities, reflect new information obtained about facts and circumstances that existed at the acquisition date that, if known, would have affected the amounts recognized at that date.

The Company accounts for certain business combinations that meet the definition of a reverse recapitalization in accordance with ASC 805, Business Combinations, and ASC 810, Consolidation. A reverse recapitalization occurs when the legal acquirer is determined to be the accounting acquiree, and the legal acquiree is determined to be the accounting acquirer.

●	No goodwill or intangible assets are recorded
●	The transaction is treated as a capital transaction in substance
●	The accounting acquirer’s assets and liabilities are carried forward at their historical carrying amounts
●	The accounting acquiree’s net assets are recognized at fair value, if applicable

Notes Payable

The Company accounts for borrowings as notes payable. Notes payable are initially recognized at the amount of proceeds received and are subsequently measured at amortized cost. Interest expense is recognized over the term of the borrowing based on the contractual terms of the applicable agreements. Digital assets pledged as collateral in connection with borrowings continue to be recognized as assets of the Company unless control of such assets is transferred in accordance with the terms of the underlying agreements.

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

Based on the above concentrations, as of the date of these unaudited condensed consolidated financial statements, and in the event of a dissolution of Avalanche Foundation or an inability of the Avalanche public blockchain and/or AVAX or stAVAX to function as expected, these could result in near-term severe impacts to the Company’s business.

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

Digital Assets

The Company’s digital assets include holdings of AVAX, the native token of the Avalanche blockchain network, which are measured at fair value in accordance with ASU 2023-08, Intangibles — Goodwill and Other — Crypto Assets, codified in ASC Subtopic 350-60 and stAVAX, a liquid staking token on the Avalanche blockchain network, which fall within the scope of ASC 350-30. The digital assets held by the Company are included in current and non-current assets in the accompanying balance sheet. Certain AVAX holdings are classified as current assets because they are readily convertible to cash in active markets and are available to support the Company’s operations and liquidity needs.

The Company’s AVAX are measured at fair value as of each reporting period using Level 1 inputs in accordance with ASC 820, Fair Value Measurement. Level 1 inputs are based on quoted prices in active markets for identical assets that the Company has the ability to access. The Company has determined its principal market to be Coinbase, which serves as its primary digital asset exchange for purchases and sales and the market in which it conducts the majority of its trading activity and due to the most volume of all accessible markets. Fair value is determined using the closing price as of 12:00 AM UTC on Coinbase on the Company’s financial statement measurement date. Changes in fair value are recognized within change in fair value of digital assets within operating expense in the Company’s accompanying unaudited condensed consolidated statement of operations. Realized gains and losses on disposition are recognized using specific identification.

The Company’s stAVAX and sAVAX are intangible assets that do not meet the criteria in ASC 350-60-15-1 and are accounted for as indefinite-lived intangible assets. The Company exchanges AVAX for liquid staking receipt tokens, including stAVAX and sAVAX, through the Hypha Protocol and BENQI Protocol, respectively, in connection with its liquid staking activities. These receipt tokens entitle the holder to redeem the digital intangible assets for which they were exchanged. Holders of stAVAX and sAVAX have claims on underlying staked AVAX and associated staking rewards. Accordingly, these tokens are not standalone intangible assets but liquid staking tokens that convey rights to underlying assets. ASU 2023-08 excludes digital assets that provide enforceable rights to underlying goods, services, or other assets.

Accordingly, the Company tests stAVAX and sAVAX for impairment annually and more frequently when events or changes in circumstances indicate that fair value is below carrying amount. If fair value exceeds carrying value, no upward adjustment is recorded. The Company monitors the value of AVAX subsequent to the initial recognition of stAVAX and sAVAX on an intraday basis for changes in circumstances that may indicate that the carrying amounts of stAVAX and sAVAX may not be recoverable. This ongoing assessment considers significant declines in the market value of AVAX.

While impairment assessments are performed daily, any identified impairment losses are formally recorded on a quarterly basis in the Company’s financial statements. For the period from January 1, 2026 through June 30, 2026, the Company recognized impairment on stAVAX and sAVAX based on the lowest intraday value of AVAX identified during the period when such value was below the respective carrying values of stAVAX and sAVAX.

For the three and six months ended June 30, 2026, the Company recorded impairment losses related to its stAVAX of $427,989 and $5,487,722, respectively, and impairment losses related to its sAVAX of $10,672,560 and $10,672,560, respectively. Total impairment losses related to stAVAX and sAVAX were $11,100,549 and $16,160,282, respectively, for the three and six months ended June 30, 2026, and are presented in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

The Company’s current treasury strategy is primarily to retain its digital assets for investment and to generate returns through staking and liquid staking activities, as applicable. The Company does not generally acquire digital assets for the purpose of short-term trading; however, from time to time, the Company may sell, redeem or otherwise dispose of digital assets to fund operating activities, satisfy liquidity requirements, rebalance its treasury holdings or for other strategic purposes.

Digital assets held for investment that are staked remain recorded within digital assets on the balance sheet. Staking rewards earned by the Company through staking of these assets are recognized as an addition to digital assets and as staking revenue in the accompanying unaudited condensed consolidated statements of operations in the period in which such rewards are recognized.

The Company classifies digital assets as current or non-current based on management’s intended use of the assets and its expectations regarding the timing of their disposition. Digital assets that the Company expects to sell or otherwise monetize within the next twelve months, including amounts expected to be used to fund operating activities and other liquidity requirements, are classified as current assets. Digital assets that the Company intends to retain for long-term investment and does not expect to monetize within the next twelve months are classified as non-current assets. As of June 30, 2026, approximately $19.0 million of the Company’s digital assets were classified as current based on management’s expectation that such assets may be monetized within the next twelve months to support the Company’s operating and liquidity requirements.

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

The transaction price consists entirely of variable consideration in the form of staking rewards, which is contingent upon successful uptime requirements by the node operator. The Company constrains variable consideration until it is probable that a significant reversal of cumulative revenue recognized will not occur. Validators are required to maintain a minimum uptime of 90% (previously 80%) throughout the staking period. Failure to meet this threshold results in the forfeiture of all staking rewards for the validator and its delegators, including the Company. As such, the consideration the Company expects to receive is contingent upon the node operator’s performance and is accounted for as variable consideration under ASC 606, by analogy. The transaction price is measured at inception using either the most likely amount or expected value method, depending on which method the Company expects to better predict the amount of consideration to which it will be entitled. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the associated uncertainty is subsequently resolved. The performance obligation is satisfied over time as the node operator maintains the required uptime throughout the staking period, since the customer simultaneously receives and consumes the benefit provided. The transaction price is recognized ratably over the staking period, subject to the variable consideration constraint. Revenue is not recognized until the uncertainty associated with the variable consideration is resolved, which is typically at the end of the validation period. As of June 30, 2026 and December 31, 2025 there were no active validation periods in progress.

The fair value of reward tokens is determined using quoted prices on the principal market for the related digital asset at contract inception, which corresponds to the date the staking arrangement is initiated and the transaction price is established. The performance obligation is satisfied over time throughout the staking period as the node operator maintains the required uptime.

The Company participates in liquid staking by staking AVAX through liquid staking protocols rather than operating its own validators. In connection with these activities, the Company receives stAVAX and sAVAX tokens, which are liquid staking receipt tokens representing claims on underlying staked AVAX and accumulated staking rewards and are custodied with BitGo or Anchorage. Unlike direct staking, rewards are not paid separately. Instead, staking rewards are reflected through increases in the respective AVAX-to-stAVAX and AVAX-to-sAVAX exchange rates over time. Staking rewards are not continuously reflected in token balances but are instead realized separately. Staking rewards are therefore recognized only when the stAVAX and sAVAX are redeemed and derecognized, measured at the fair value of AVAX at contract inception, which is when the AVAX were staked. Staking rewards received or receivable upon redemption and derecognition of stAVAX and sAVAX are presented in staking rewards, net of fees in the Company’s condensed consolidated statements of operations.

Upon staking AVAX through the liquid staking protocols, the AVAX is derecognized because the protocols obtain the ability to deploy and direct its use, and the stAVAX and sAVAX tokens received concurrently are then recognized. Any gain or loss on the staking transaction is recognized in accordance with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”) based on the difference between the carrying amount of the AVAX staked and the fair value of the stAVAX and sAVAX received and included in realized gain on digital assets in the Company’s condensed consolidated statements of operations.

When the Company initiates a redemption of stAVAX and sAVAX, the Company derecognizes the stAVAX and sAVAX at its carrying amount on the date the redemption request is accepted by the applicable protocol. At that time, the Company recognizes a receivable for the underlying AVAX expected to be received upon completion of the protocol’s withdrawal process and additional staking rewards no longer accrue. The AVAX receivable is initially measured at the fair value of the AVAX expected to be received, including staking rewards, determined by the protocol’s exchange rate at the time of redemption. Any gain or loss on redemption is recognized in accordance with ASC 610-20 based on the difference between the AVAX receivable and the cost basis of the stAVAX and sAVAX at the time of redemption with such differences included in realized loss on digital assets in the Company’s condensed consolidated statements of operations. The Company may subsequently redeem stAVAX and sAVAX for AVAX through the respective liquid staking protocols.

The Company recognizes income from liquid staking when the related rewards are earned and are measurable and realizable. As of June 30, 2026, the Company had no stAVAX or sAVAX tokens. As of December 31, 2025, the Company held 1,180,516 stAVAX tokens with a carrying value of $15,246,914 and no sAVAX tokens. During the six months ended June 30, 2026, the Company recorded impairment losses of $5,487,722 and $10,672,560 related to stAVAX and sAVAX, respectively. The Company also recognized gains on redemption of $1,810,121 and $2,146,582 related to stAVAX and sAVAX, respectively, during the six months ended June 30, 2026. The Company recognized liquid staking rewards of $660,693 and $250,294 from stAVAX and sAVAX, respectively, during the three and six months ended June 30, 2026.

Restrictions on AVAX

On or about October 1, 2025 (the Effective Date), the Company acquired a total of 8,658,685 restricted AVAX tokens from six counterparties, with a fair value of $106.5 million, pursuant to a combination of the Contribution Agreement, the Token Sale Liability (“TSA”), and separate subscription or contribution agreements with each investor.

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

The following summarizes the restrictions on the locked AVAX as of June 30, 2026 and December 31, 2025:

	Fair value as of
AVAX tokens	June 30, 2026	Restriction period
7,317,966	$47,761,089	Tokens unlock over 48 equal monthly increments beginning September 2026 and concluding August 2030.
360,765	2,354,552

Tokens unlock over a period spanning September 2025 through June 2027 at a rate of approximately 6-7% per month through October 2026, after which the schedule tapers off periodically through the conclusion of the unlock period in June 2027.

7,051	46,019	Tokens unlock over a period spanning October 2025 through July 2026 with equal monthly increments of approximately 11.1%
39,881	260,285	Tokens unlock over a period spanning March 2026 through August 2026, with equal monthly increments of approximately 16.7% per month.
11,028	71,976	Tokens unlock over 24 equal monthly increments beginning October 2025 and concluding September 2027.
35,553	232,039	Tokens unlock over 32 equal monthly increments beginning February 2025 and concluding September 2027
7,772,244	$50,725,960

	Fair value as of
AVAX tokens	December 31, 2025	Restriction period
7,317,966	$90,010,982	Tokens unlock over 48 equal monthly increments beginning September 2026 and concluding August 2030.
833,003	10,245,937

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

Token Sale Liability

The TSA represented an asset acquisition funded through a combination of cash, USDC and equity-based consideration. Prior to settlement, the TSA represented the fair value of the Company’s obligation to issue Class A Common Stock to satisfy the remaining contractual consideration of $30.0 million. The TSA met the criteria for liability classification under ASC 480-10-25-14(a) and was remeasured at fair value each reporting period, with changes in fair value recognized in earnings.

On June 11, 2026, the Company settled the remaining TSA through the issuance of Class A Common Stock in connection with the closing of the Business Combination. Upon settlement, the carrying value of the TSA liability was reclassified to stockholders’ equity. To the extent the fair value of the equity issued differed from the carrying amount of the TSA liability immediately prior to settlement, the Company recognized a loss on settlement of approximately $6.9 million, which is included in other income (expense), net, in the accompanying consolidated statements of operations. Following the settlement, no TSA liability remained outstanding as of June 30, 2026.

Subscription Receivable

The Company records subscription receivables when Class A Common Stock are issued pursuant to executed subscription agreements for which consideration, including cash, USDC, or digital assets, has not yet been received. Subscription receivables are presented as a contra-equity balance within stockholder’s equity in the accompanying condensed consolidated balance sheets.

The subscription receivable is initially measured based on the fair value of the AVAX tokens to be received on the issuance date of the related Class A Common Stock. Subsequent changes in the fair value of the AVAX tokens underlying the subscription receivable are recognized through equity as an adjustment to additional paid-in capital and do not impact the condensed consolidated statements of operations.

As of June 30, 2026 and December 31, 2025, the subscription receivable represented 133,563 and 192,923 AVAX tokens to be received under executed subscription agreements, with carrying amounts of $4,100,380 and $5,922,749, respectively.

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

Deferred Transaction Costs

The Company capitalized transaction costs, in accordance with ASC 340-40, Other Assets and Deferred Costs — Contracts with Customers, which primarily consist of direct, incremental legal, professional, accounting and other third-party fees relating to the Company’s closing of the Transactions. The deferred costs were expensed upon the consummation Business Combination. At June 30, 2026 and December 31, 2025, the Company recorded $0 and $1,845,131 in deferred transaction costs on the accompanying balance sheet.

Net Loss Per Share

Basic net loss per share attributable to holders of Class A Common Stock is computed by dividing net loss attributable to holders of Class A Common Stock by the weighted-average number of shares of Class A Common Stock outstanding during the period. The Company’s Class B Common Stock is not a participating security and, therefore, is not included in the calculation of basic net loss per share.

Diluted net loss per share attributable to holders of Class A Common Stock is computed by giving effect to all potentially dilutive securities outstanding during the period using the treasury stock method or if-converted method, as applicable. Potential common shares are excluded from the calculation of diluted net loss per share when their effect would be anti-dilutive.

For the three and six months ended June 30, 2026, the Company’s diluted weighted-average shares of Class A Common Stock outstanding were equal to its basic weighted-average shares of Class A Common Stock outstanding because the Company reported a net loss for each period. Accordingly, all potentially dilutive securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive.

Income taxes

The Company accounts for income taxes under the asset and liability method in accordance with FASB ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards, as applicable. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect of changes in enacted tax rates on deferred tax assets and liabilities is recognized in income in the period of enactment. A valuation allowance is established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized.

The Company recognizes the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by the applicable taxing authority. Recognized tax positions are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company is not currently aware of any uncertain tax positions that could result in significant payments, accruals or material changes to its tax positions. The Company is subject to examination by applicable taxing authorities for tax years since inception.

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

Note 5. Stockholder’s equity

The authorized capital stock of the Company consists of 700,000,000 shares of capital stock, par value $0.01 per share, including 550,000,000 shares of Class A Common Stock, 100,000,000 shares of Class B Common Stock and 50,000,000 shares of preferred stock.

As of June 30, 2026, the Earn-out Arrangements shares of 3,600,000 are are issued in Escrow with the transfer agent but not outstanding (see Note 3).

Voting Rights

Holders of Class A Common Stock will not be entitled to vote on any matters voted on by shareholders, except as required by the General Corporation Law of the State of Delaware (the “DGCL”), until all shares of Class B Common Stock are cancelled.

In particular, pursuant to Section 242 of the DGCL (as interpreted by case law), until all shares of Class B Common Stock are cancelled, holders of Class A Common Stock, (i) are entitled to vote, as a separate class, exclusively on any proposed amendment to the Amended and Restated Certificate of Incorporation or Amended and Restated Bylaws that would adversely affect the powers, preferences or rights of holders of Class A Common Stock that are unique to such class (such as their economic rights), and (ii) are not entitled to vote on any other matters (including, inter alia, the election of directors, the decision to bring suit against directors, etc). In respect of the matters under point (i) above that are voted on by holders of Class A Common Stock, each holder of Class A Common Stock would be entitled to one (1) vote for each share held of record as of the applicable record date relating to such matter, and the approval of a majority of the outstanding shares of Class A Common Stock is required, in each case, as set forth in the Amended and Restated Certificate of Incorporation, Amended and Restated Bylaws and the DGCL.

Once all shares of Class B Common Stock are canceled, holders of Class A Common Stock will acquire full voting rights.

Each holder of Class B Common Stock is entitled to one (1) vote for each share held of record as of the record date on all matters voted on by shareholders, including the election of directors.

The Company Board is elected annually, and each director holds office for the term for which he or she is elected and until his or her successor is elected and qualified, except in the case of his or her death, resignation, removal or disqualification, and pursuant to the terms and conditions set forth in the Organizational Documents.

Dividend Rights

Holders of shares of Class A Common Stock are entitled to dividends when, as and if declared by the Company Board out of funds legally available therefor, subject to any preferential or other rights of any outstanding Company preferred stock. Holders of shares of Class B Common Stock are not entitled to dividends.

Transferability

Shares of Class A Common Stock are freely transferable, subject to any restrictions pursuant to the DGCL and applicable federal securities laws. Transfers of shares of Class A Common Stock held by Dragonfly and certain MLAC Insiders will be subject to the lock-up restrictions pursuant the Lock-Up Agreements. Shares of Class B Common Stock are not freely transferable, except to an Affiliate of a holder of shares of Class B Common Stock in accordance with the terms of the Amended and Restated Certificate of Incorporation and the Amended and Restated Bylaws. If a holder of shares of Class B Common Stock transfers any of its shares of Class A Common Stock to third parties other than their respective Affiliates, such that as a result of such transfer, said transferor would hold a number of shares of Class B Common Stock greater than the number of shares of Class A Common Stock it holds, then said excess shares of Class B Common Stock shall be automatically cancelled for no consideration concurrently with such transfer, so that immediately following such transfer, the number of shares of Class B Common Stock held by said transferor equals the number of shares of Class A Common Stock held by the same transferor.

Liquidation and Dissolution Rights

Subject to applicable law, upon liquidation, dissolution or winding up of the Company’s affairs, holders of shares of Class A Common Stock will be entitled to receive pro rata on a share-for-share basis, the assets available for distribution after payment of liabilities and payment of preferential and other amounts, if any, payable on any outstanding convertible notes or preferred stock. Holders of shares of Class B Common Stock are not entitled to liquidating distributions.

Note 6. Related Party Transactions

Loan agreements

On October 10, 2025, certain members of Avalanche Treasury Company (the “Contributing Members”), considered related parties, entered into loan contribution agreements with Avalanche Treasury Company and the Company, an affiliate and related party, to fund formation and general and administrative expenses prior to the Business Combination (as defined in Note 2). The loans are unsecured, bear interest at 4.35% per annum compounded annually, and are repayable from the proceeds of the Business Combination or other available funds thereafter. Interest is computed on a 365-day basis and limited to the maximum rate permitted by law. As of December 31, 2025 the Company drew $91,500 on these notes and paid $91,500 on these notes. As of June 30, 2026 and December 31, 2025, there were no outstanding balances on these loans.

Note 7. Debt

FalconX Credit Facility

On March 20, 2026 the Company entered into a master lender agreement with FalconX Charlie, Inc. (the “Master Lender Agreement”) and on May 29, 2026, the Company entered into a loan term sheet with FalconX Charlie, Inc. (the “Loan Term Sheet”) pursuant to which it may borrow up to $25.0 million, collateralized by certain of the Company’s AVAX holdings. As of June 11, 2026 the Company borrowed $23.0 million under the facility, all of which remained outstanding as of June 30, 2026. The loan is open-term with no stated maturity date and bears interest at 7.0% per annum on any outstanding borrowings. The Company recognized interest expense of $83,808 and $83,808 related to the loan during the three and six months ended June 30, 2026, respectively.

Under the terms of the Master Lender Agreement, upon any draw on the facility, the Company would be required to pledge AVAX tokens as collateral, the fair value of which must meet or exceed specified collateral coverage ratios at the time of borrowing and on an ongoing basis. In the event that the fair value of the pledged AVAX declines below certain maintenance thresholds, the Company may be required to post additional collateral or repay a portion of the outstanding balance to restore the required coverage ratio. A further decline below a liquidation threshold could result in the lender liquidating a portion or all of the pledged collateral to satisfy the outstanding obligation. Either party may terminate the agreement in accordance with its terms, and any outstanding principal and accrued interest would become due upon termination. As of June 30, 2026, the Company had pledged 7.8 million AVAX tokens as collateral under the Master Lender Agreement, with an aggregate fair value of approximately $51 million (see Note 4).

Note 8. Commitments and Contingencies

Subscription Agreement

On October 1, 2025, Avalanche Treasury Company, MLAC, and certain investors entered into Subscription Agreements providing for a private placement of Company Units at $10.00 per unit, payable in cash or AVAX tokens, for an aggregate value of approximately $216 million. The proceeds from the sale of Company Units are intended to provide capitalization for Avalanche Treasury Company and the post-Closing combined entity. Upon Closing, each Company Unit automatically converted into one share of the Class A Common Stock. During October and November 2025, Avalanche Treasury Company received proceeds with a fair value of approximately $178.2 million which consisted of $96.5 million, 22,300,205 USDC, valued at $22.3 million, and 3,340,696 AVAX, valued at $59.4 million pursuant to the Subscription Agreements and issued 21,235,349 membership interests.

Note 9. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of June 30, 2026 and December 31, 2025:

	Fair value measured at June 30, 2026
	Total carrying	Quoted prices in	Significant other	Significant
	value at	active markets	observable inputs	unobservable
	June 30, 2026	(Level 1)	(Level 2)	inputs (Level 3)
Assets:
Digital assets - AVAX	$99,989,818	$99,989,818	$—	$—
USDC	5,405,837	5,405,837	—	—
Total assets	$105,395,655	$105,395,655	$—	$—
Liabilities:
Earn out liability	$373,333	$—	$—	$373,333
Post-closing shares liability	1,000,000	—	1,000,000	—
Total liabilities	$1,373,333	$—	$1,000,000	$373,333

	Fair value measured at December 31, 2025
	Total carrying	Quoted prices in	Significant other	Significant
	value at	active markets	observable inputs	unobservable
	December 31, 2025	(Level 1)	(Level 2)	inputs (Level 3)
Assets:
Digital assets - AVAX	$167,093,560	$167,093,560	$—	$—
USDC	3,373,564	3,373,564	—	—
Total assets	$170,467,124	$170,467,124	$—	$—
Liabilities:
Token sale liability	$40,010,988	$—	$40,010,988	$—

AVAX and USDC

In determining the value of its AVAX and USDC investments, the Company uses quoted prices as determined by utilizing Coinbase closing prices at 12:00 AM UTC.

Token Sale Liability

In determining the fair value of the token sale liability, the Company used quoted prices as determined by utilizing Coinbase closing prices at 12:00 AM UTC, net of cash received.

stAVAX and sAVAX

Certain assets are measured at fair value on a nonrecurring basis when events or changes in circumstances indicate that the carrying amount may not be recoverable. As of June 30, 2026 and December 31, 2025 the Company recognized impairment charges related to its stAVAX, which are accounted for as indefinite-lived intangible assets.

For the six months ended June 30, 2026, the Company recognized impairment losses of $5.5 million, related to its stAVAX due to declining market values of AVAX. Fair value was determined using the quoted price of AVAX because stAVAX does not have a directly observable quoted price in an active market.

For the six months ended June 30, 2026, the Company recognized an impairment loss of $10.7 million related to its sAVAX due to declining market values of AVAX. Fair value was determined using the quoted price of AVAX because sAVAX does not have a directly observable quoted price in an active market.

Earn-out liability

As of June 30, 2026, the Company measured the contingent consideration value using a Monte Carlo simulation based on a Geometric Brownian Motion in a risk-neutral framework.

Significant unobservable inputs used in the valuation as of June 30, 2026 included the following:

Unobservable Input	Value / Range
Expected volatility	75 - 90%
Risk-free interest rate	4.11 – 4.15%
Expected term	2.9- 4.9 years
Stock price	$0.50

Post Share Issuance Liability

In determining the fair value of the post share issuance liability, the Company used quoted prices as determined by utilizing closing share price of the Company’s Class A Common Stock.

Note 10. Staking Revenue

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

Because staking rewards are variable and contingent upon successful validation by the node operator, the Company constrains variable consideration until it is probable that a significant reversal of cumulative revenue recognized will not occur. Validators are required to maintain a minimum uptime of 90% (previously 80%) throughout the staking period. Failure to meet this threshold results in the forfeiture of all staking rewards for the validator and its delegators, including the Company. As such, the consideration the Company expects to receive is contingent upon the node operator’s performance and is accounted for as variable consideration under ASC 606, by analogy. The transaction price is measured at inception using either the most likely amount or expected value method, depending on which method the Company expects to better predict the amount of consideration to which it will be entitled. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the associated uncertainty is subsequently resolved. The performance obligation is satisfied over time as the node operator maintains the required uptime throughout the staking period, since the customer simultaneously receives and consumes the benefit provided. The transaction price is recognized ratably over the staking period, subject to the variable consideration constraint. Revenue is not recognized until the uncertainty associated with the variable consideration is resolved, which is typically at the end of the validation period. As of June 30, 2026 and December 31, 2025, there were no active validation periods in progress.

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

Agent Considerations

Staking Activities

The Company engages third-party service providers to facilitate staking activities on its blockchain nodes. While the Company determines the amount of AVAX staked and the timing of staking and unstaking, the third-party service providers control the underlying infrastructure critical to the staking process, including node availability and the ability to meet the network’s uptime requirements necessary to earn staking rewards. Accordingly, the Company has determined that it is the agent in these arrangements and recognizes staking rewards on a net basis as revenue. For the three and six months ended June 30, 2026, the Company recognized revenue from staking rewards of $1,545,470 and $2,691,557, respectively, net of fees paid to third-party service providers of $102,038 and $138,311, respectively, in the accompanying unaudited condensed consolidated statements of operations.

Liquid Staking Activities

Separately, the Company participates in liquid staking by staking AVAX through third-party liquid staking protocols rather than operating its own validators. In connection with these activities, the Company receives liquid staking tokens, including stAVAX and sAVAX, representing claims on underlying staked AVAX and accumulated staking rewards. Unlike the Company’s traditional staking activities, liquid staking rewards are not distributed separately while the liquid staking tokens are held. Instead, staking rewards accrue through increases in the respective AVAX-to-stAVAX and AVAX-to-sAVAX exchange rates and are realized upon redemption of the liquid staking tokens for AVAX. For the six months ended June 30, 2026, the Company recognized $910,987 of revenue from liquid staking rewards upon redemption, consisting of $660,693 for approximately 33,133 tokens related to stAVAX and $250,294 for approximately 26,971 tokens related to sAVAX, in the accompanying unaudited condensed consolidated statements of operations.

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

Note 11. Digital Assets

Digital assets — AVAX

The following table summarizes the Company’s total digital assets — AVAX holdings, as shown on the accompanying balance sheet as of June 30, 2026 and December 31, 2025:

The cost basis for the AVAX represents the cost at the time the Company received or purchased the AVAX.

	June 30, 2026
Asset	Tokens	Cost basis	Fair value
AVAX	15,312,363	$257,265,326	$99,989,818

As of June 30, 2026, the Company classified approximately 2.9 million AVAX for $19.0 million as current assets on the condensed consolidated balance sheet. Substantially the remaining 12.4 million AVAX are restricted as either pledged collateral or locked tokens (see Note 4).

	December 31, 2025
Asset	Tokens	Cost basis	Fair value
AVAX	13,579,449	$263,431,911	$167,093,560

The following table presents a roll forward of the Company’s AVAX as of June 30, 2026:

Amount
AVAX as of December 31, 2025	$167,093,560
Partial contribution from Subscription agreements	579,602
Digital assets received from staking rewards	2,748,954
Fees paid in AVAX	(57,397)
Deposits of AVAX staked into liquid staking activities	(27,511,488)
Receipt of AVAX from redemption in liquid staking activities - sAVAX	18,985,510
Receipt of AVAX from redemption in liquid staking activities - stAVAX	11,569,313
Receipt of AVAX from redemption in liquid staking activities - sAVAX (rewards)	250,294
Receipt of AVAX from redemption in liquid staking activities - stAVAX (rewards)	660,693
Realized loss on digital assets	(13,539,829)
Change in fair value of digital assets	(60,789,394)
AVAX at fair value as of June 30, 2026	$99,989,818

Digital assets — stAVAX

The following table presents a roll forward of the Company’s stAVAX as of June 30, 2026:

Amount
stAVAX as of December 31, 2025	$15,246,914
Disposal of stAVAX	(11,569,313)
Impairment loss on stAVAX tokens	(5,487,722)
Gain on redemption in liquid staking activities - stAVAX	1,810,121
stAVAX as of June 30, 2026	$—

As of June 30, 2026 the Company did not hold any stAVAX.

Digital assets — sAVAX

The following table presents a roll forward of the Company’s sAVAX as of June 30, 2026:

Amount
Balance at December 31, 2025	$—
AVAX redeemed for sAVAX	27,511,488
Disposal of sAVAX	(18,985,510)
Impairment loss on sAVAX tokens	(10,672,560)
Gain on redemption in liquid staking activities - sAVAX	2,146,582
Balance at June 30, 2026	$—

As of June 30, 2026 the Company did not hold any sAVAX.

Note 12. Earnings per share

The Company has two classes of common stock, Class A common stock and Class B common stock. The Company has determined that Class B common stock is not a participating security for purposes of calculating earnings per share. Accordingly, basic and diluted net income (loss) per share is presented only for Class A common stock.

Basic net income (loss) per share attributable to holders of Class A common stock is computed by dividing net income (loss) attributable to holders of Class A common stock by the weighted-average number of shares of Class A common stock outstanding during the period.

Diluted net income (loss) per share attributable to holders of Class A common stock is computed by adjusting basic net income (loss) per share for the potentially dilutive effect of securities or other contracts that may result in the issuance of Class A common stock, using the applicable methods prescribed by U.S. GAAP. Potential common shares are excluded from the calculation of diluted net income (loss) per share when their effect would be anti-dilutive.

For the three and six months ended June 30, 2026, diluted weighted-average shares of Class A common stock outstanding were equal to basic weighted-average shares of Class A common stock outstanding because the Company reported a net loss for each period. Accordingly, potentially dilutive securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive.

Note 13. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to August 19, 2026, the date the financial statements are issued. Based on this review, other than below, the Company did not identify any additional subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Stock Option Awards

On July 12, 2026, the Compensation Committee of the Board of Directors approved stock option awards under the Company’s 2026 Omnibus Incentive Plan to Gerald Bartholomew Smith, the Company’s Chief Executive Officer, and Laine Mihalchick Moljo, the Company’s Chief Operating Officer. The awards consist of options to purchase 2,700,000 shares and 1,100,000 shares, respectively, of the Company’s Class A common stock at an exercise price of $0.54 per share.

The options vest in three equal annual installments on January 12, 2027, 2028 and 2029, subject to the continued employment of the respective executive through each applicable vesting date. The awards provide for accelerated vesting upon certain qualifying termination events in connection with a change in control. The options expire on the tenth anniversary of the grant date. As the awards were granted subsequent to June 30, 2026, they are not reflected in the accompanying financial statements.

Loan Agreement with Galaxy Digital LLC (“Galaxy Digital”)

On July 2, 2026, AVAT signed a Master Digital Currency Loan Agreement (the “Galaxy Digital Master Digital Currency Loan Agreement”) with Galaxy Digital LLC (the “Galaxy Digital”) to facilitate the potential future execution of collateralized loans in which Galaxy Digital may lend to AVAT certain Digital Currency or cash (dependent on the loaned asset specified in the relevant executed loan term sheet) and AVAT would pay a borrow fee as well as pledge collateral on or prior to the date of any drawdown pursuant to such future loan term sheet, as applicable. The loans under the Master Digital Currency Loan Agreement may be open loans without a maturity date, whereby AVAT may repay and Galaxy Digital may recall the loan at any time, or term loans with a predetermined maturity date.

On July 10, 2026, AVAT and Galaxy Digital executed a loan term sheet, pursuant to which AVAT agreed to borrow from Galaxy Digital, and Galaxy Digital agreed to lend to AVAT, a loan of $10 million pursuant to a term loan with a maturity date of January 10, 2027 (the “July 2026 Collateralized Term Loan”). The borrow fee is 10.5% per annum. AVAT will pledge approximately 2.9 million AVAX pursuant to the July 2026 Collateralized Term Loan, which is based on an initial collateral level of 180%. The collateral will be held in a segregated custody account with Anchorage pursuant to an Account Control Agreement among Anchorage, AVAT and Galaxy Digital. The proceeds were used to pay down the FalconX Principal (Note 7).

Nasdaq Minimum Bid Price Notification

On August 6, 2026, the Company received a written notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (the “Nasdaq Staff”) notifying the Company that, for the preceding 33 consecutive business days, the closing bid price of the Company’s Class A Common Stock was below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The notification letter has no immediate effect on the listing or trading of the Company’s Class A Common Stock, which continues to trade on The Nasdaq Capital Market under the symbol “AVAT.” In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided 180 calendar days, or until February 2, 2027, to regain compliance. Compliance may be achieved if the closing bid price of the Company’s Class A Common Stock is at least $1.00 per share for a minimum of ten consecutive business days during the compliance period. If the Company does not regain compliance by February 2, 2027, it may be eligible for an additional 180-calendar-day compliance period, provided it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market (other than the bid price requirement) and provides written notice of its intention to cure the deficiency, by effecting a reverse stock split if necessary. If the Company is not eligible or it appears to Nasdaq that the Company will not be able to cure the deficiency, Nasdaq will provide notice that the Company’s Class A Common Stock is subject to delisting, at which time the Company may appeal the determination to a hearing panel. The Company intends to monitor the closing bid price of its Class A Common Stock and may, if appropriate, consider available options to regain compliance with Nasdaq’s listing requirements, including initiating a reverse stock split.

Nasdaq Market Value of Listed Securities Requirement

On August 6, 2026, the Company also received a written notification letter from the Nasdaq Staff notifying the Company that, for the preceding 33 consecutive business days, the market value of listed securities (“MVLS”) of the Company’s Class A Common Stock was below the minimum $35 million threshold required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “MVLS Requirement”). Similar to the Minimum Bid Price Requirement, the MVLS Requirement notification letter has no immediate effect on the listing or trading of the Company’s Class A Common Stock and in accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has been provided 180 calendar days, or until February 2, 2027, to regain compliance. To regain compliance, the Company’s MVLS must close at $35 million or more for a minimum of ten consecutive business days during the 180 calendar day compliance period. If the Company does not regain compliance by February 2, 2027, it may be eligible for an additional 180 calendar day compliance period. Similar to the Minimum Bid Price Requirement, if the Company is not eligible or it appears to Nasdaq that the Company will not be able to cure the deficiency, Nasdaq will provide notice that the Company’s Class A Common Stock is subject to delisting, at which time the Company may appeal the determination to a hearing panel. The Company intends to monitor the market value of its listed securities and may, if appropriate, consider implementing available options to regain compliance with the MVLS Requirement.

Astral Post-Closing Shares - Side-Letter

Astral and the Company executed a side-letter agreement on August 13, 2026 and agreed that the issuance of the 2,000,000 Astral Post-Closing Shares shall be delivered on a date identified by Astral but in any event by September 11, 2026. The post-closing liability associated with those 2,000,000 Astral shares were initially valued at $1.85 per share, or approximately $3.7 million (See Note 3).

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Explanatory Note:

On June 11, 2026, Avalanche Treasury Company, LLC (“Avalanche Treasury Company”) completed its business combination with MLAC pursuant to a double-dummy merger structure. The business combination, consummated on June 11, 2026, was accounted for as a reverse recapitalization under ASC 805-40. As part of the transaction, both the Company and MLAC became wholly owned subsidiaries of a newly formed parent company, Avalanche Treasury Corporation (“the Company”). This Quarterly Report on Form 10-Q is filed by the Company under its current name and CIK.

For purposes of Management’s Discussion and Analysis, the references to “we”, “us”, “our” or “the Company”, refers to the combined entities of the Company, Avalanche Treasury Company and MLAC.

Overview

The Company is an operating company focused exclusively on business lines relating to Avalanche and AVAX. Our strategy is to offer public-market investors a differentiated, capital-efficient way to gain exposure to Avalanche and AVAX through (i) the targeted accumulation of AVAX; (ii) tailored treasury management geared towards staking yield and other asset management levers intended to compound AVAX per share over time and (iii) the further ecosystem integration including the potential provision of Avalanche-focused infrastructure, such as the operation of validator nodes, L1 activation and other corporate development activities, that we believe will expand our exposure to Avalanche.

Business Combination with MLAC

On October 1, 2025, MLAC, the Company, Avalanche SPAC Merger Sub LLC, a Delaware limited liability company (“MLAC Merger Sub”), Company Merger Sub, Avalanche Treasury Company and Dragonfly entered into the Business Combination Agreement. In connection with the closing of the Business Combination Agreement, on June 11, 2026, (i) MLAC domesticated by way of continuation out of its jurisdiction of incorporation from the Cayman Islands into the State of Delaware (the “Domestication”), (b) MLAC Merger Sub merged with and into MLAC, with MLAC surviving the MLAC Merger as a wholly owned subsidiary of the Company, and (c) Company Merger Sub merged with and into Avalanche Treasury Company (the “Acquisition Merger” and, together with the MLAC Merger, the “Mergers”, and together with the Domestication and all other transactions contemplated by the Business Combination Agreement, the “Business Combination”), with Avalanche Treasury Company surviving the Acquisition Merger as a wholly owned subsidiary of the Company.

Concurrently with the signing of the Business Combination Agreement, on October 1, 2025, the Company, Avalanche Treasury Company and MLAC entered into the Company Unit Subscription Agreements with the company unit investors (“Company Unit Investors”), pursuant to which the Company Unit Investors purchased, payable in cash, USDC or AVAX, and Avalanche Treasury Company issued and sold, approximately $216 million worth of Company Class A units (“Company Units”) at a price of $10.00 per Company Unit the (“Company Unit Subscription”). At Closing, each Company Unit held by Company Unit Investors converted automatically into one share of non-voting Class A common stock, par value $0.01 per share, of the Company (“Class A Common Stock”).

Concurrently with the execution of the Business Combination Agreement, Dragonfly, Avalanche Treasury Company, the Company, Avalanche (BVI), Inc., a company incorporated in the British Virgin Islands (“Avalanche BVI”) and Avalanche Cayman, a Cayman Islands exempted company (“Avalanche Cayman” and together with Avalanche BVI, the “Foundation”) entered into the Contribution Agreement, pursuant to which, (a) the Foundation sold $200 million of AVAX tokens on a pre-discount basis to Avalanche Treasury Company and (b) Dragonfly contributed, directly and indirectly through certain related funds, 1,960,040 AVAX tokens to Avalanche Treasury Company in exchange for 5,805,638 Company Units.

Concurrently with the execution of the Business Combination Agreement and the Contribution Agreement, Avalanche Treasury Company, the Company, Avalanche BVI and Avalanche Cayman entered into the Token Sales Agreement, pursuant to which, in October 2025, the Foundation $200 million of AVAX tokens on a pre-discount basis to Avalanche Treasury Company in exchange for, at a 60% discount, (i) $50 million in cash or USDC and (ii) $30 million in the form of 3,000,000 shares of Class A Common Stock.

Recent Developments

On March 20, 2026, Avalanche Treasury Company signed a Master Lender Agreement (the “Master Lender Agreement”) with FalconX Charlie, Inc. (the “Lender”) to facilitate the potential future execution of collateralized loans in which the Lender may lend to the Company certain digital currency or cash (dependent on the loaned asset specified in the relevant executed loan term sheet) and the Company would pay a loan fee as well as pledge collateral on or prior to the date of any drawdown pursuant to such future loan term sheet, as applicable. The loans under the Master Lender Agreement may be open loans without a maturity date, whereby the Company may repay and Lender may recall the loan at any time, or term loans with a predetermined maturity date.

On May 29, 2026, Avalanche Treasury Company and the Lender executed a loan term sheet, pursuant to which the Company agreed to borrow from the Lender, and the Lender agreed to lend to the Company, a loan of $23 million pursuant to an open loan (the “May 2026 Collateralized Open Loan”). The loan fee is 7% per annum.

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

On July 2, 2026, AVAT signed a Master Digital Currency Loan Agreement (the “Galaxy Digital Master Digital Currency Loan Agreement”) with Galaxy Digital LLC (the “Galaxy Digital”) to facilitate the potential future execution of collateralized loans in which Galaxy Digital may lend to AVAT certain Digital Currency or cash (dependent on the loaned asset specified in the relevant executed loan term sheet) and AVAT would pay a borrow fee as well as pledge collateral on or prior to the date of any drawdown pursuant to such future loan term sheet, as applicable. The loans under the Master Digital Currency Loan Agreement may be open loans without a maturity date, whereby AVAT may repay and Galaxy Digital may recall the loan at any time, or term loans with a predetermined maturity date.

On July 10, 2026, AVAT and Galaxy Digital executed a loan term sheet, pursuant to which AVAT agreed to borrow from Galaxy Digital, and Galaxy Digital agreed to lend to AVAT, a loan of $10 million pursuant to a term loan with a maturity date of January 10, 2027 (the “July 2026 Collateralized Term Loan”). The borrow fee is 10.5% per annum. AVAT will pledge approximately 2.9 million AVAX pursuant to the July 2026 Collateralized Term Loan, which is based on an initial collateral level of 180%. The collateral will be held in a segregated custody account with Anchorage pursuant to an Account Control Agreement among Anchorage, AVAT and Galaxy Digital.

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

The following macroeconomic factors and trends as they relate to AVAX may specifically impact our business:

●	Price of AVAX. Our business is heavily dependent on the price of AVAX, which has historically experienced significant volatility. We have acquired AVAX, and may in the future acquire additional AVAX, through at-market purchases to build our strategic reserve of AVAX. Under ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60):
●	Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), AVAX is revalued at fair value at the end of each reporting period, with changes in fair value recognized in net loss. As a result, fluctuations in the price of AVAX may significantly impact our results of operations.

●	Awareness. We expect the perception of Avalanche as a legitimate and secure blockchain network, and in turn the perception of AVAX as a legitimate and secure asset class, by the general public will plays a crucial role in the success of our business. The pace and effectiveness of continued education and awareness is expected to impact adoption rates. Due to the rapidly evolving nature of digital assets and the volatile price of AVAX, which has experienced and continues to experience significant movements, we expect that our operating results will fluctuate significantly from quarter to quarter in accordance with market sentiments and movements in the broader AVAX economy.
●	Regulation. The global regulatory and political landscape for AVAX, including developments concerning legal status, accounting and tax treatment and other compliance-related programs surrounding digital assets will significantly impact the popularity and value of AVAX. Political support or favorable regulations may encourage adoption, while restrictive measures may hinder it, which, in each case, may have a significant impact on our business.
●	Institutional Adoption. Increased participation by institutional investors, including hedge funds, mutual funds, corporations and nation states can drive market confidence and liquidity, supporting continued growth and utility of AVAX and the Avalanche blockchain network.
●	Monetary Policy. Central bank monetary policies, especially those related to interest rates and monetary supply, may influence AVAX adoption. Low-interest rates and expansive monetary policies that lead to currency debasement may lead to a search for alternative investments like AVAX, which may have a positive impact on our business.
●	Technological Innovation. Advances in blockchain technology, improvements in scalability and enhanced security protocols may increase AVAX adoption and integration of AVAX and the Avalanche blockchain network into various financial systems. Conversely, as blockchain technology and digital asset become more widely accept, we expect competition to further intensify in the future. We will compete for capital, and the Avalanche blockchain network will compete for user adoption, with a number of companies and ecosystem participants within the United States and abroad, including those that focus on traditional financial services and those that focus on blockchain or AVAX-focused services and technology infrastructure.

Plan of Operations and Expected Revenue Sources

The Company generates revenue through the following key business lines:

●	AVAX Accumulation at Scale. The Company aims to broaden access to AVAX for a wide range of public-market investors with diverse objectives and risk profiles by opportunistically offering a range of capital raising instruments that present varying degrees of Avalanche and AVAX exposure. The Company intends to accumulate AVAX over time through a blended offering of equity and debt instruments, which may be subscribed with cash or AVAX, as well as the deployment of non-AVAX offering proceeds to acquire additional AVAX in the market. Such offerings and acquisitions will be strategically considered and paced based on market conditions and other factors, including (i) market price of AVAX and related trends, (ii) macroeconomic factors, (iii) market appetite and demand and (vi) the Class A Common Stock price, including such price relative to the net asset value of its AVAX holdings. The Company does not currently intend to hold any other cryptocurrencies as its main treasury asset, however it may, in the execution of its strategy, periodically hold other digital assets. The Company retains the flexibility to sell AVAX under certain circumstances, such as to meet operational needs, comply with legal or regulatory obligations, pursue certain investment strategies or for general corporate purposes. In addition, where the Class A Common Stock trades at a meaningful discount to our estimated mNAV relative to the prevailing AVAX price, we may sell a portion of our AVAX or use cash to fund opportunistic share repurchases through open market transactions, block trades, privately negotiated transactions or otherwise. We believe this disciplined capital-allocation approach, dynamically arbitraging the relationship between our share price, implied premium/discount to mNAV and the AVAX price, can be accretive to mNAV per share and align with long-term shareholder value. Any such activity would be subject to applicable law, our liquidity and risk parameters, market conditions, internal Board and relevant committee authorization, and there can be no assurance that any repurchases will be undertaken. The Company does not currently plan to engage in hedging its AVAX exposure. The Company retains the option to revisit its AVAX accumulation strategy or any related policies periodically as part of its ongoing strategic review and risk management.

●	Active AVAX Treasury Management. The Company’s active AVAX treasury management strategy initially targets (i) the staking of AVAX and (ii) the deployment of AVAX to traders, market makers, asset managers and other crypto market participants to with the goal of adopting conservative yield approaches focused on preservation and consistent returns, in each case subject to market conditions and other factors, intended to generate AVAX for treasury growth or the payment of operating expenses. To optimize staking returns while mitigating risks, we carefully monitor our staking operations. This begins with the selection and oversight of trusted third-party staking providers, and extends to ongoing operational involvement. For example, we conduct independent monitoring of validator performance alongside periodic reports provided by our staking service providers and to reinvest accrued staking rewards into the establishment of additional validators, where practicable. These practices are intended to support compounding yield, safeguard validator performance and promote transparency throughout our AVAX staking process. Determinations with respect to our AVAX management strategy, particularly with regards to the deployment of AVAX, other digital assets or fiat to traders, market makers, asset managers and other crypto market participants to execute any of our trading or yield strategies, are made from time to time by assessing market factors including, but not limited to, (i) the current market price of AVAX, (ii) price trends and market level analysis, (iii) analysis of the broader macroeconomic environment and (iv) the Company’s relative stock performance. In pursuit of this strategy, we may utilize AVAX-specific key performance indicators including AVAX reserves per share to assess our performance and guide our operations. These Key Performance Indicators (“KPIs”) are intended to efficiently communicate the Company’s mission of providing the best vehicle for secure, transparent and yield-generating exposure to AVAX at institutional scale. Management’s AVAX strategy does not include any fixed delegation or staking percentages or allocations, and is generally designed to preserve management’s flexibility and business judgment in deploying AVAX and adapting to rapidly changing, fluid market conditions. For example, longer staking durations can amount to less liquidity - in periods where greater liquidity is desired, management may elect to pursue exclusively shorter staking durations. This strategy also contemplates that the Company may, from time to time, subject to market conditions and other factors, (i) sell AVAX for general corporate purposes or in furtherance of strategies that the Company believes are accretive to shareholders, (ii) enter into additional capital raising transactions and (iii) consider the pursuit of strategies that monetize or otherwise utilize its AVAX holdings to generate funds or income streams through the development and commercialization of new AVAX-based smart contracts and decentralized applications for services and products. The Company currently engages in staking via third-party node operators as part of its active treasury management strategy.
●	AVAX Technology and Ecosystem Partner. In addition to aiming to deliver secure, transparent and yield-generating exposure to AVAX at an institutional scale, the Company may pursue a range of additional Avalanche-related business activities. We intend to evaluate opportunities to operate our own validator nodes independent of third-party service providers to consolidate our staking efforts. We also plan to actively support and engage with Avalanche-native projects via potential ecosystem partnerships with enterprises, asset managers and other participants, and also via early participation in emergent protocols and L1s. We may provide turnkey infrastructure solutions for enterprises, decentralized autonomous organizations and Avalanche-native builders seeking access to Avalanche’s consensus and blockspace economy. We may also pursue on-chain opportunities that offer attractive risk adjusted returns, such as infrastructure solutions for Avalanche-native builders or other staking solutions for enterprises and funds seeking to generate AVAX-denominated revenue. The development and launch of any such activities would require significant organizational, operational and regulatory preparation. These initiatives are subject to various legal and compliance considerations, including oversight by the SEC, the CFTC, FinCEN and state-level regulators such as those in Delaware, as well as compliance with applicable anti-money laundering and other financial laws. Planning for these potential activities has begun, however, there can be no assurance as to the timing or outcome of any such efforts.

Results of Operations

The following table sets forth our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2026:

	For the Three Months Ended	For the Six months ended
	June 30, 2026	June 30, 2026
Staking revenue, net of fees	$1,545,470	$3,602,544

Operating expenses:
General and administrative	3,498,994	5,441,428
Transaction costs incurred in connection with the Business Combination	15,213,769	15,213,769
Change in fair value of digital assets	14,596,810	60,789,394
Realized loss on digital assets	10,019,063	10,496,494
Impairment of digital assets	11,100,549	16,160,282
Loss from operations	(52,883,715)	(104,498,823)

Other income (expense):
Change in fair value of token sale liability	16,611,782	41,419,685
Loss on settlement of token sale liability	(6,958,697)	(6,958,697)
Initial recognition of Earn-Out liability	(3,153,333)	(3,153,333)
Change in fair value of Earn-Out liability	2,780,000	2,780,000
Initial recognition of post share issuance liability	(3,700,000)	(3,700,000)
Change in fair value of post issuance liability	2,700,000	2,700,000
Other income	14,815	35,874
Interest expense	(83,808)	(83,808)
Interest income	15,166	21,070
Total other income (expense)	8,225,925	33,060,791

Net loss	$(44,657,790)	$(71,438,032)

Staking Revenue, Net of Fees

Staking revenue, net of fees, for the three and six months ended June 30, 2026, was $1,545,470 and $3,602,544, respectively. For the three and six months ended June 30, 2026, revenue from traditional staking activities was $1,545,470 and $3,602,544, respectively, primarily driven by staking rewards earned on digital assets held and delegated by Avalanche Treasury Company LLC, net of validator and platform fees.

Included in the above staking rewards, for both the three and six months ended June 30, 2026, the Company recognized $910,987 of revenue from liquid staking activities upon redemption of liquid staking tokens, consisting of $660,693 related to stAVAX and $250,294 related to sAVAX. Liquid staking rewards accrue through increases in the respective AVAX-to-stAVAX and AVAX-to-sAVAX exchange rates and are recognized when the related liquid staking tokens are redeemed for AVAX.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2026 were $3,498,994. General and administrative expenses consisted primarily of personnel-related costs, including salaries, bonuses and benefits, professional fees, insurance expense, and other corporate overhead costs. Professional fees were primarily attributable to legal, accounting, audit, advisory, SEC reporting, and compliance-related services incurred in connection with operating as a public company. The remaining expenses consisted principally of technology and software subscriptions, rent, travel, marketing, transfer agent fees, and other administrative costs. General and administrative expenses for the six months ended June 30, 2026 were $5,441,428. The year-to-date expense was primarily driven by personnel-related costs, legal and professional services, directors’ and officers’ insurance, and public company operating expenses.

Transaction Costs Incurred in Connection with the Business Combination

For the three and six months ended June 30, 2026, transaction costs incurred were as follows:

Six months ended
June 30, 2026
Legal	$5,835,984
Professional fees	9,373,385
Other expenses	4,400
Total	$15,213,769

These costs are considered one time costs for the purpose of completing the Business Combination.

Changes in Fair Value of Digital Assets

Changes in fair value of digital assets resulted in losses of $14.6 million and $60.8 million for the three and six months ended June 30, 2026, respectively. These losses related to the Company’s AVAX holdings and were primarily attributable to decreases in the market price of AVAX during the respective periods.

Realized Gain (Loss) on Digital Assets

The Company recognized realized losses on digital assets of $10.0 million and $10.5 million for the three and six months ended June 30, 2026, respectively, primarily related to dispositions of AVAX at values below their carrying amounts.

In addition, in connection with the redemption of its liquid staking assets during the three and six months ended June 30, 2026, the Company recognized gains of $1.8 million related to stAVAX and $2.1 million related to sAVAX. These gains resulted from the difference between the carrying amounts of the respective liquid staking assets and the value of AVAX received upon redemption, excluding amounts attributable to liquid staking rewards recognized as staking revenue.

Impairment of Digital Assets

The Company recognized impairment losses on its liquid staking digital assets of $11.1 million and $16.2 million for the three and six months ended June 30, 2026, respectively. The impairment losses resulted from declines in the value of the underlying AVAX during the periods in which the Company held stAVAX and sAVAX.

Other Income (Expense)

Other income (expense) for the three and six months ended June 30, 2026 was net other income of $8.2 million and $33.1 million, respectively. Other income for the periods was primarily driven by gains recognized from changes in the fair value of the Company’s token sale liability, earn-out liability and post-share issuance liability, partially offset by a loss recognized upon settlement of the token sale liability, losses recognized upon the initial recognition of the earn-out liability and post-share issuance liability, and interest expense.

For the three and six months ended June 30, 2026, we recognized gains of $16.6 million and $41.4 million, respectively, related to changes in the fair value of the Company’s token sale liability. These gains resulted from the remeasurement of the liability during the respective periods based on changes in the underlying valuation assumptions and market conditions. On June 11, 2026, the token sale liability was settled through the issuance of Class A Common Stock. In connection with the settlement, we recognized a loss of $7.0 million during both the three and six months ended June 30, 2026, representing the difference between the carrying value of the token sale liability immediately prior to settlement and the fair value of the equity issued to satisfy the obligation.

During the three and six months ended June 30, 2026, we recognized a loss of $3.2 million upon the initial recognition of the earn-out liability and a gain of $2.8 million from the subsequent change in the fair value of the earn-out liability. We also recognized a loss of $3.7 million upon the initial recognition of the post-share issuance liability and a gain of $2.7 million from the subsequent change in the fair value of the post-share issuance liability during both the three and six months ended June 30, 2026.

Interest income was $15,166 and $21,070 for the three and six months ended June 30, 2026, respectively, and was primarily attributable to interest earned on cash balances. Other income was $14,815 and $35,874 for the three and six months ended June 30, 2026, respectively, and primarily consisted of miscellaneous non-operating items recognized during the periods. Interest expense was $83,808 for both the three and six months ended June 30, 2026 and was primarily attributable to interest accrued on the Company’s outstanding note payable.

Results of Operations

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

As of June 30, 2026, the Company had cash of approximately $3,370,858 and a working capital of $2,805,358.

Our primary sources of liquidity consist of cash on hand and proceeds from financing activities. As of June 30, 2026, we had $23.0 million outstanding under a collateralized borrowing facility with FalconX Charlie, Inc. providing up to $25.0 million of borrowing capacity. In addition, subsequent to June 30, 2026, we entered into a Master Digital Currency Loan Agreement with Galaxy Digital LLC and executed a $10.0 million collateralized term loan. We believe these resources provide us with sufficient liquidity to fund our operations and meet our obligations as they become due for at least the next twelve months.

The Company assesses its liquidity in terms of its ability to generate and obtain sufficient cash to meet its current and future obligations. The Company’s primary uses of cash are expected to be working capital requirements, debt service obligations, potential business acquisitions, and other general corporate purposes. Future capital requirements will depend on a variety of factors, including operational performance, strategic initiatives, and market conditions.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASC Subtopic 205-40), management evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements are issued.

Following the completion of the Business Combination and the receipt of net loan proceeds at Closing, the Company’s liquidity position materially improved. In connection with the Business Combination, the Company obtained access to additional capital and resources that management expects will be sufficient to support the Company’s operations and liquidity requirements for at least twelve months from the date these unaudited condensed consolidated financial statements are issued.

Based on its assessment, including the Company’s liquidity following the completion of the Business Combination and receipt of the net loan proceeds, management concluded that there are no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date these unaudited condensed consolidated financial statements are issued.

The uncertainties previously identified, including the risk that the necessary shareholder approvals will be obtained and that the transaction might not be completed, have been resolved. Based on the improved liquidity profile and the removal of the previously identified uncertainties, management has concluded that substantial doubt about the Company’s ability to continue as a going concern is alleviated for the twelve-month look-forward period from the date of the filing of this 10-Q.

Cash Flows

The following table summarizes the Company’s cash flows for the periods indicated:

For the Six Months Ended
June 30, 2026
CASH USED IN OPERATING ACTIVITIES	$(19,390,701)
CASH USED IN INVESTING ACTIVITIES	$(1,999,999)
CASH PROVIDED BY FINANCING ACTIVITIES	$23,002,756

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $19.4 million. The difference between net loss and net cash used in operating activities was primarily attributable to non-cash adjustments, including a $60.8 million change in the fair value of AVAX digital assets, $16.2 million of impairment losses on stAVAX digital assets, $10.5 million of realized losses on AVAX digital assets, a $7.0 million loss on settlement of the token sale liability, a $3.2 million loss upon initial recognition of the earn-out share liability, and a $3.7 million loss upon initial recognition of the post-closing shares liability. These adjustments were partially offset by a $41.4 million gain related to the change in fair value of the token sale liability, a $2.8 million gain related to the change in fair value of the earn-out share liability, and a $2.7 million gain related to the change in fair value of the post-closing shares liability.

Other non-cash adjustments included $2.7 million of digital assets received from staking rewards, $0.9 million of digital assets received from liquid staking rewards, $0.1 million of interest expense, $0.1 million of digital assets disposed of through staking fees, and an immaterial amount of USDC received and recorded as other income.

Changes in operating assets and liabilities also affected operating cash flows, primarily reflecting a $1.4 million decrease in amounts due from a related party, partially offset by a $0.2 million decrease in accounts payable and accrued expenses and an increase in prepaid expenses.

Cash Flows From Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 was $2.0 million. Investing activities primarily consisted of $2.0 million of proceeds from the disposition of USDC.

The acquisition and disposition of sAVAX and stAVAX reflect the Company’s liquid staking activities, pursuant to which the Company stakes AVAX through third-party liquid staking protocols and receives liquid staking tokens representing claims on the underlying staked AVAX and accumulated staking rewards.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 was $23.0 million, primarily consisting of $23.0 million of proceeds from a note payable.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. There have been no material changes to our Critical Accounting Estimates, including significant accounting policies that we believe are the most affected by our judgment, estimates and assumptions, which are described in our Quarterly Report on Form 10-Q for the period March 31, 2026.

Off-Balance Sheet Arrangements

Other than as otherwise described in this Form 10-Q, we do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” described in Note 4 of our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

We will not be able to fully remediate the material weaknesses until the remediation plan described above has been fully implemented, the applicable controls have been operating for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses in our internal control over financial reporting or that it will prevent or avoid potential future material weaknesses. In addition, our current internal control over financial reporting and disclosure controls and procedures, and any new internal control over financial reporting and disclosure controls and procedures that we develop, may become inadequate because of changes in our business, operations and other factors, some of which may be beyond our control. While we will work to remediate the material weaknesses as quickly and efficiently as possible, we cannot at this time provide an expected timeline in connection with any remediation plan. These remediation measures may be time-consuming and costly and might place significant demands on our financial and operational resources.

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

See the section titled “Risk Factors – We have identified a material weakness in our internal control over financial reporting. If remediation of this material weakness is not effective, if we experience additional material weaknesses, or if we otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report their financial condition or results of operations.” in the “Risk Factors” section of the Proxy Statement/Prospectus and the “Risk Factors” section of the Super 8-K and the section titled “Risk Factors – Risks Related to Being a Public Company – We have identified two material weaknesses in our internal control over financial reporting. If remediation of these material weaknesses is not effective, if we experience additional material weaknesses, or if we otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations.” in the “Item 1A. Risk Factors” section of Part II of this Form 10-Q.

Emerging Growth Company Status

The Company is an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act, until such time as to those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these unaudited condensed consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

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

Custodian Risk

Company AVAX is held with third-party custodians, which we select based on various factors, including their financial strength and industry reputation. Custodian risk refers to the potential loss, theft or misappropriation of our AVAX assets due to operational failures, cybersecurity breaches or financial difficulties experienced by these third parties. Although we periodically monitor the financial health, insurance coverage and security measures of our custodians, reliance on such third parties inherently exposes us to risks that we cannot fully mitigate.

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer, whom we refer to as our Certifying Officers, the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026 due to the material weaknesses in internal control over financial reporting described below under “Internal Control Over Financial Reporting.”

Changes in Internal Control Over Financial Reporting

During the preparation of our financial statements, we identified material weaknesses in our internal control over financial reporting. The PCAOB defines a material weakness as “a deficiency, or a combination of deficiencies, in internal control over financial.

Internal Control Over Financial Reporting

During the preparation of our financial statements, we identified material weaknesses in our internal control over financial reporting. The PCAOB defines a material weakness as “a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

We did not design or maintain an effective control environment commensurate with the financial reporting requirements applicable to U.S. listed companies, including adequate business processes, systems, personnel and related internal controls. As a result, we identified the following material weaknesses:

o	We did not design and maintain effective controls over the financial reporting process, including segregation of duties related to journal entries and account reconciliations; including the accounting for digital assets and the application of U.S. GAAP related to the measurement and valuation of digital asset transactions and balances; and
o	We did not design and maintain effective controls related to the accounting for complex and non-routine transactions, including the accounting for the Company’s reverse recapitalization transaction and related entries

We recognize that the material weaknesses described above could result in misstatements to one or more account balances or disclosures, including substantially all financial statement accounts and disclosures, that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

We are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses:

●	Financial reporting and segregation of duties. We will continue to formalize and enhance policies and procedures related to the financial reporting process, including the preparation, review and approval of journal entries and account reconciliations. We plan to design and implement additional control activities to address segregation-of-duties risks and enhance general controls over information systems supporting financial reporting. We also intend to clearly define responsibility and accountability for the timely performance and review of these controls and continue to design, implement and refine controls over the financial consolidation and reporting process to support the accuracy, completeness and timeliness of our financial statements.
●	Digital assets. We plan to enhance and formalize controls over the accounting for digital asset transactions and balances, including controls over the completeness and accuracy of transaction data, classification of digital assets, application of the appropriate U.S. GAAP accounting model, valuation and impairment assessments, and the recording and review of realized and unrealized gains and losses. These remediation efforts will also include enhanced review procedures over staking and liquid staking activities, including the accounting for AVAX, stAVAX and sAVAX, staking rewards, liquid staking rewards, redemptions and related transactions, as applicable.
●	Complex and non-routine transactions. We plan to design and implement enhanced controls for the identification, evaluation, documentation and review of complex and non-routine transactions. These controls are expected to include formal accounting analyses of significant transactions, consideration of applicable U.S. GAAP and relevant accounting guidance, review and approval by personnel with appropriate technical accounting expertise, and timely evaluation of the related financial statement presentation and disclosures. These remediation efforts include controls responsive to the accounting matters identified in connection with the Company’s reverse recapitalization transaction and related accounting entries.

We intend to continue evaluating and enhancing our internal control over financial reporting and may implement additional measures as appropriate. The material weaknesses will not be considered remediated until the applicable controls have been designed and implemented and have operated effectively for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from our expectations, as described in this Quarterly Report, include the risk factors described in the “Risk Factors” section of the Proxy Statement/Prospectus. Except as disclosed below, as of the date of this Quarterly Report, there have been no material changes to those risk factors.

Risks Related to Ownership of Our Class A Common Stock

If we fail to comply with the continued listing requirements of the Nasdaq Capital Market, including the Minimum Bid Requirement and the Market Value of Listed Securities requirement, our Class A Common Stock may be delisted, which could adversely affect its market liquidity and market price.

To maintain the listing of our Class A Common Stock on the Nasdaq Capital Market, we are required to meet certain listing requirements, including Nasdaq Listing Rule 5550(a)(2) which requires us to maintain the Minimum Bid Price Requirement and Nasdaq Listing Rule 5550(b)(2) which requires us to maintain the MVLS Requirement. As previously disclosed, on August 6, 2026, we received two letters from the Nasdaq Staff noting that, for a period of 33 consecutive days, we were not in compliance with the Minimum Bid Price Requirement nor the MLVS Requirement. In accordance with Nasdaq Listing Rules 5810(c)(3)(A) and 5810(c)(3)(C), we were granted an initial period of 180 calendar days, or until February 2, 2027, to regain compliance with both requirements.

To regain compliance with the Minimum Bid Price Requirement, the closing bid price of the Company’s Class A Common Stock must be at least $1.00 per share for a minimum of ten consecutive business days during the compliance period. To regain compliance with the MVLS Requirement, the Company’s MVLS must close at $35 million or more for a minimum of ten consecutive business days during the 180 calendar day compliance period. If we do not regain compliance, we may be eligible for an additional 180 day compliance period and if the Nasdaq Staff provide notice that our Class A Common Stock is subject to delisting, we may appeal to a hearings panel.

If we are unable to satisfy the Nasdaq Capital Market criteria for continued listing, the Class A Common Stock would be subject to delisting, which could negatively impact us by, among other things, (i) reducing the liquidity and market price of our Class A Common Stock; (ii) reducing the number of investors willing to hold or acquire our Class A Common Stock, which could negatively impact our ability to raise equity financing; (iii) decreasing the amount of news and analyst coverage of us; (iv) limiting our ability to issue additional securities or obtain additional financing in the future; (v) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets; and (vi) impairing our ability to provide equity incentives to our employees. In addition, delisting from the Nasdaq Capital Market may negatively impact our reputation and, consequently, our business.

Risks Related to Being a Public Company

We have identified two material weaknesses in our internal control over financial reporting. If remediation of these material weaknesses is not effective, if we experience additional material weaknesses, or if we otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations.

Effective internal control over financial reporting and disclosure controls and procedures are critical to our success as a public company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with applicable accounting principles. Similarly, disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. In connection with the review of our financial statements as of June 30, 2026, we identified two material weaknesses as defined under the Exchange Act, and by the PCAOB in internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. We identified material weaknesses in (i) that we did not design and maintain effective controls over the financial reporting process, including the accounting for digital assets and the application of U.S. GAAP related to the measurement and valuation of digital asset transactions and balances, and (ii) the accounting for complex and non-routine transactions, including the accounting for the Company’s reverse recapitalization transaction and related entries. We are working to remediate these material weaknesses and are taking steps to strengthen our internal control over financial reporting. We plan to hire qualified staff as well as develop and implement formal policies, processes and documentation procedures relating to financial reporting, including the oversight of third-party service providers.

The actions that we are taking are subject to ongoing executive management review. If we are unable to successfully remediate the material weaknesses, or if in the future, they identify further material weaknesses in internal controls over financial reporting, we may not detect errors on a timely basis, and financial statements may be materially misstated. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in reported financial information and cause the trading price of Company Stock to fall. In addition, as a public company, we will be required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of shares from Nasdaq or other adverse consequences that could materially harm our business. In addition, we could become subject to investigations by Nasdaq, the SEC and other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation and financial condition, or divert financial and management resources from our core business.

We intend to remediate the material weaknesses through formalizing and enhancing policies and procedures regarding the financial reporting process to support the effective deployment of management’s directives and control activities. This includes our plan to design and implement control activities in response to the risks posed as a result of the lack of accounting for digital assets and for complex and non-routine transactions.

While we will work to remediate the material weaknesses as quickly and efficiently as possible, we cannot at this time provide an expected timeline in connection with any remediation plan, and our initiatives may not prove to be successful in remediating the material weaknesses or preventing additional material weaknesses or significant deficiencies in our internal control over financial reporting in the future. These remediation measures may be time consuming and costly and might place significant demands on our financial and operational resources. In the future, we may identify additional material weaknesses or significant deficiencies in our internal control over financial reporting. In addition, our current internal control over financial reporting and disclosure controls and procedures, and any new internal control over financial reporting and disclosure controls and procedures that we develop, may become inadequate because of changes in our business, operations and other factors, some of which may be beyond our control.

As a private company, we were not required to assess and conclude on the effectiveness of our internal control over financial reporting in a manner that meets the standards of publicly traded companies required by Section 404(a). Our management has not completed a comprehensive assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm has not conducted an audit of our internal control over financial reporting. We will not be required, pursuant to Section 404, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting until the year following our first annual report required to be filed with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. At that time, our management may conclude that our internal control over financial reporting remains not effective. In addition, once we cease to qualify as an “emerging growth company,” our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm, after conducting its own independent testing, may disagree with our assessment and may issue a report that contains an adverse opinion if, in their evaluation, there are deficiencies that, individually or in combination, result in one or more material weaknesses.

The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. Moreover, our compliance with Section 404 will require that we incur substantial expenses and expend significant management efforts. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. During the course of implementing, documenting and testing our internal control over financial reporting, in order to satisfy the requirements of Section 404, we may identify other weaknesses and deficiencies in our internal control over financial reporting and disclosure controls and procedures. Further, despite our efforts to implement and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to detect or prevent all errors or instances of fraud and additional weaknesses in our internal control over financial reporting may be identified in the future.

A material weakness in our internal control over financial reporting, failure to maintain effective disclosure controls and procedures or any difficulties encountered in their implementation or improvement could lead to errors in our annual or interim financial statements or restatements of previously issued financial statements or could cause us to fail to meet our financial reporting obligations, any of which could adversely affect our business, results of operations, financial condition and future prospects. Such failures could also lead to a loss of investor confidence in the accuracy and completeness of our financial reports, which in turn could have a negative impact on the market price of Company Stock. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud, misuse of corporate assets and legal actions under U.S. securities laws and subject us to potential delisting from Nasdaq to regulatory investigations and to civil or criminal sanctions. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

As previously disclosed in the Super 8-K, the offer and sale of the Class A Common Stock issued to the Foundation on June 11, 2026 in exchange for the sale of $200 million of AVAX tokens on a pre-discount basis to the Company on the terms and subject to the conditions set forth in a Token Sale Agreement are exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
10.1

Amended and Restated Registration Rights Agreement, dated June 11, 2026, by and among the Company, MLAC, the Dragonfly, the Foundation and certain other undersigned holders thereto (incorporated by reference to exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2026).

10.2

Sponsor Escrow Agreement, dated as of June 11, 2026, by and between Sponsor, the Company, Dragonfly and Continental Stock Transfer & Trust Company (incorporated by reference to exhibit 10.17 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2026).

10.3

Astral Escrow Agreement, dated as of June 11, 2026, by and between Astral, the Company, Dragonfly and Continental Stock Transfer & Trust Company (incorporated by reference to exhibit 10.18 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2026).

10.4†

Master Digital Currency Loan Agreement, dated July 2, 2026, by and between Avalanche Treasury Company, LLC and Galaxy Digital LLC (incorporated by reference to exhibit 10.20 to Amendment 1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 22, 2026).

10.5†

Loan Term Sheet, dated July 10, 2026, by and between Avalanche Treasury Company, LLC and Galaxy Digital LLC (incorporated by reference to exhibit 10.21 to Amendment 1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 22, 2026).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File
*	Filed herewith.
†	Schedules and exhibits to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.
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

AVALANCHE TREASURY CORPORATION

Date: August 19, 2026	By:	/s/ Gerald Bartholomew Smith
Name: Gerald Bartholomew Smith
Title: Chief Executive Officer (Principal Executive Officer)

AVALANCHE TREASURY CORPORATION

Date: August 19, 2026	By:	/s/ Sean Ostrower
Name: Sean Ostrower
Title: Chief Financial Officer (Principal Financial and Accounting Officer)