Form 10-Q
period 2026-09-30
Avalanche Treasury Corp
filed 2026-11-12
CIK 2092446

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

September 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 9, 2026, 37,292,522 shares of Class A common stock outstanding, par value $0.01 per share and 5,805,639 shares of Class B common stock, par value $0.01 per share, were outstanding.

Forward-Looking Statements

This Quarterly Report contains statements that may constitute “forward-looking statements” for purposes of the federal securities laws. Forward-looking statements include, but are not limited to, statements regarding the Company and its management teams’ expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strive,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, for example, statements about:

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

We caution you that the foregoing list may not contain all of the forward-looking statements made in this Quarterly Report. These forward-looking statements are based on information available as of the date of this Quarterly Report, and current expectations, forecasts and assumptions and involve a number of judgments, risks and uncertainties, including those described in the section entitled “Risk Factors” in the definitive proxy statement/prospectus (the “Proxy Statement/Prospectus”) included in the Registration Statement on Form S-4 (File No. 333-294684) initially filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2026 and in the Form 8-K filed following the closing of the business combination that includes comprehensive disclosure regarding the combined company (the “Super 8-K”). Accordingly, forward-looking statements should not be relied upon as representing the views of the Company as of any subsequent date, and the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. It is not possible for Company management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Quarterly Report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements in this Quarterly Report.

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

AVALANCHE TREASURY CORPORATION

PAGE
Part I. Financial Information	5
Item 1. Financial Statements
Avalanche Treasury Corporation
Condensed Consolidated Balance Sheets as of September 30, 2026 (unaudited) and December 31, 2025	5
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and for the period from August 20, 2025 (inception) through September 30, 2025 (unaudited)	6
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2026 and for the period from August 20, 2025 (inception) through September 30, 2025 (unaudited)	7
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and for the period from August 20, 2025 (inception) through September 30, 2025 (unaudited)	8
Notes to Unaudited Condensed Consolidated Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	47
Item 4. Controls and Procedures	48
Part II. Other Information	50
Item 1. Legal Proceedings	50
Item 1A. Risk Factors	50
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	53
Item 3. Defaults Upon Senior Securities	53
Item 4. Mine Safety Disclosures	53
Item 5. Other Information	53
Item 6. Exhibits	54
Signatures	55

AVALANCHE TREASURY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025

	September 30, 2026	December 31, 2025
	Unaudited
ASSETS
Current Assets
Cash	$3,895,611	$1,758,802
USDC	1,011,949	3,373,564
Digital assets – AVAX, current portion	17,593,657	—
Prepaid expenses and other current assets	1,459,550	114,167
Deferred transaction costs	—	1,845,131
Due from related party	—	1,423,849
Total Current Assets	23,960,767	8,515,513

Digital assets - AVAX (including $32,904,694 pledged as collateral; see Note 7)	127,894,692	167,093,560
Digital assets – stAVAX, at cost	—	15,246,914
TOTAL ASSETS	$151,855,459	$190,855,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$1,860,331	$334,210
Accrued transaction costs	—	112,046
Token sale liability	—	40,010,988
Accrued interest	87,500	—
Note payable	10,000,000	—
TOTAL CURRENT LIABILITIES	11,947,831	40,457,244
Earn out liability, noncurrent	2,882,667	—
TOTAL LIABILITIES	14,830,498	40,457,244
COMMITMENTS AND CONTINGENCIES (SEE NOTE 8)
STOCKHOLDERS’ EQUITY
Class A Common Stock, $0.01 par value; 550,000,000 shares authorized; 36,314,826 shares issued and 33,425,386 shares outstanding as of September 30, 2026; 27,661,297 shares issued and outstanding as of December 31, 2025	363,148	276,613
Class B Common Stock, $0.01 par value; 100,000,000 shares authorized; 5,805,639 shares issued and outstanding as of September 30, 2026 and December 31, 2025	58,056	58,056
Preferred Stock, $0.01 par value; 50,000,000 shares authorized and unissued as of September 30, 2026 and December 31, 2025	—	—
Treasury Stock, at cost; 2,889,440 shares as of September 30, 2026 and none as of December 31, 2025	(3,281,631)	—
Subscription receivable	(3,495,567)	(5,922,749)
Additional paid-in capital	219,820,648	215,582,373
Accumulated deficit	(76,439,693)	(59,595,550)
TOTAL STOCKHOLDERS’ EQUITY	137,024,961	150,398,743
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$151,855,459	$190,855,987

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVALANCHE TREASURY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the Period from
	For the Three Months	For the Nine Months	August 20, 2025 (Inception)
	Ended September 30, 2026	Ended September 30, 2026	through September 30, 2025
Staking revenue, net of fees	$618,611	$4,221,155	$—

Operating expenses:
General and administrative	3,213,898	8,655,326	362,717
Transaction costs incurred in connection with the Business Combination (Note 3)	—	15,213,769	—
Change in fair value of digital assets	(85,211,277)	(24,421,883)	—
Realized loss on digital assets	25,160,024	35,656,518	—
Impairment of digital assets	—	16,160,282	—
Income (loss) from operations	57,455,966	(47,042,857)	(362,717)

Other income (expense):
Change in fair value of token sale liability	—	41,419,685	—
Loss on settlement of token sale liability	—	(6,958,697)	—
Initial recognition of Earn-Out liability	—	(3,153,333)	—
Change in fair value of Earn-Out liability	(2,509,334)	270,666	—
Initial recognition of post share issuance liability	—	(3,700,000)	—
Change in fair value of post issuance liability	—	2,700,000	—
Other income	13,568	49,442	—
Interest expense	(388,221)	(472,029)	—
Interest income	21,910	42,980	—
Total other income (expense)	(2,862,077)	30,198,714	—

Income (loss) before provision for income taxes	54,593,889	(16,844,143)	(362,717)
Provision for income taxes	—	—	—
Net income (loss)	$54,593,889	$(16,844,143)	$(362,717)

Weighted-average number of shares of Class A Common Stock outstanding - basic	34,647,696	30,478,754	1,001
Basic net income (loss) per share of Class A Common Stock	$1.58	$(0.55)	$(362.35)
Weighted-average number of shares of Class A Common Stock outstanding - diluted	35,613,960	30,478,754	1,001
Diluted net income (loss) per share of Class A Common Stock	$1.53	$(0.55)	$(362.35)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVALANCHE TREASURY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Class A		Class B
	Common		Common											Total
	Stock		Stock		Preferred Stock		Class A	Class A	Subscription	Additional	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Member Units	Member Interests	Receivable	paid in capital	Shares	Amount	Deficit	Equity
Balance, December 31, 2025	$—	$—	$—	—	—	—	$27,368,672	$215,917,042	(5,922,749)	—	—	—	(59,595,550)	150,398,743
Retroactive application of reverse recapitalization	27,661,297	276,613	5,805,639	58,056	—	—	(27,368,672)	(215,917,042)	—	215,582,373	—	—	—	—
Partial subscription received	—	—	—	—	—	—	—	—	270,027	—	—	—	—	270,027
Change in fair value of subscription receivable	—	—	—	—	—	—	—	—	527,720	(527,720)	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(26,780,242)	(26,780,242)
Balance, March 31, 2026	27,661,297	276,613	5,805,639	58,056	—	—	—	—	(5,125,002)	215,054,653	—	—	(86,375,792)	123,888,528
Partial subscription received	—	—	—	—	—	—	—	—	294,422	—	—	—	—	294,422
Change in fair value of subscription receivable	—	—	—	—	—	—	—	—	730,200	(730,200)	—	—	—	—
Shares issued to SPAC in connection with Reverse Recapitalization	3,653,529	36,535	—	—	—	—	—	—	—	(1,345,459)	—	—	—	(1,308,924)
Shares issued to Foundation in connection with Reverse Recapitalization	3,000,000	30,000	—	—	—	—	—	—	—	5,520,000	—	—	—	5,550,000
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(44,657,790)	(44,657,790)
Balance, June 30, 2026	34,314,826	$343,148	5,805,639	$58,056	—	—	—	$—	$(4,100,380)	$218,498,994	—	$—	$(131,033,582)	$83,766,236
Subscription receivable settled through receipt of AVAX	—	—	—	—	—	—	—	—	135,348	—	—	—	—	135,348
Change in fair value of subscription receivable	—	—	—	—	—	—	—	—	469,465	(469,465)	—	—	—	—
Issuance of Class A common stock in settlement of post-closing share liability	2,000,000	20,000	—	—	—	—	—	—	—	980,000	—	—	—	1,000,000
Purchase of treasury stock, at cost	—	—	—	—	—	—	—	—	—	—	(2,889,440)	(3,281,631)	—	(3,281,631)
Stock-based compensation	—	—	—	—	—	—	—	—	—	811,119	—	—	—	811,119
Net income	—	—	—	—	—	—	—	—	—	—	—	—	54,593,889	54,593,889
Balance, September 30, 2026	36,314,826	$363,148	5,805,639	$58,056	—	—	—	$—	$(3,495,567)	$219,820,648	(2,889,440)	$(3,281,631)	$(76,439,693)	$137,024,961

For the period from August 20, 2025 (inception) through September 30, 2025
Balance, August 20, 2025 (inception)	—	$—	—	$—	—	—	—	$—	$—	$—	—	$—	$—	$—
Issuance of Class A and Class B common stock	1,001	10	10	—	—	—	—	—	(10)	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(362,717)	(362,717)
Balance, September 30, 2025	1,001	$10	10	$—	—	—	—	$—	$(10)	$—	—	$—	$(362,717)	$(362,717)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVALANCHE TREASURY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended	For the Period from August 20, 2025
	September 30, 2026	(Inception) through September 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,844,143)	$(362,717)
Adjustments to reconcile net loss to net cash used in operations:
Change in fair value of digital assets - AVAX	(24,421,883)	—
Realized loss on digital assets - AVAX	35,656,518	—
Impairment of digital assets - stAVAX and sAVAX	16,160,282	—
Digital assets received from staking rewards	(3,436,169)	—
Digital assets disposed of through staking fees	136,800	—
Digital assets received from liquid staking rewards	(910,987)	—
USDC received recorded as other income	(49,185)	—
Change in fair value of token sale liability	(41,419,685)	—
Loss on settlement of token sale liability	6,958,697	—
Loss on initial recognition of earn-out share liability	3,153,333	—
Change in fair value of earn-out share liability	(270,666)	—
Loss on initial recognition of post-closing share liability	3,700,000	—
Change in fair value of post-closing share liability	(2,700,000)	—
Share-based compensation	811,119	—
Changes in operating assets and liabilities:
Prepaid expense	(1,214,186)	—
Due from related party	1,423,849	76,786
Accounts payable and accrued expenses	905,341	285,945
Accrued interest	87,500	—
CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(22,273,465)	14

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of digital assets	10,289,147	—
Disposal of USDC to USD	11,400,000	—
Purchase of USDC	(6,999,998)	—
Purchases of digital assets	—	(4)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	14,689,149	(4)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from Notes payable	33,000,000	—
Repayments of note payable	(20,000,000)	—
Shares issued to SPAC in connection with Business Combination	2,756	—
Purchases of treasury stock	(3,281,631)	—
CASH PROVIDED BY FINANCING ACTIVITIES	9,721,125	—

NET CHANGE IN CASH	2,136,809	10
Cash, beginning of period	1,758,802	—
Cash, end of period	$3,895,611	$10

Supplemental disclosure of cash flow information:
Cash paid for interest	$384,529	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Subscription receivable, digital assets received at fair value	$699,797	$—
Subscription receivable, change in fair value related to subscription receivable collected	$1,727,385	$—
Note payable repaid in USDC	$3,000,000	$—
Sale of digital assets for USDC	$5,000,000	$—
Shares issued for exchange of token sale liability	$5,550,000	$—
Issuance of Class A common stock in settlement of post-closing share liability	$1,000,000	$—
Deposits of AVAX staked into liquid staking activities	$27,511,488	$—
Receipt of AVAX from redemption in liquid staking activities - sAVAX	$18,985,510	$—
Receipt of AVAX from redemption in liquid staking activities - stAVAX	$11,569,313	$—
Digital assets pledged as collateral for note payable	$20,128,714	$—
Prepaid expenses acquired from the SPAC in connection with the Reverse Recapitalization	$131,196	$—
Accrued expenses acquired from the SPAC in connection with the Reverse Recapitalization	$1,442,877	$—
Deferred transaction costs included in accrued transaction costs	$—	$1,975,800

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVALANCHE TREASURY CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

Note 1. Organization

Description of Business

Avalanche Treasury Corporation (the “Company”) was incorporated in Delaware on September 22, 2025, in connection with the transactions that culminated in the Business Combination with Mountain Lake Acquisition Corp. (“MLAC”), which closed on June 11, 2026. On October 1, 2025, the Company entered into a Business Combination Agreement (the “Agreement”) with MLAC, Avalanche Treasury Company LLC, a Delaware limited liability company (“Treasury LLC”), Avalanche SPAC Merger Sub LLC (“MLAC Merger Sub”), Avalanche Company Merger Sub LLC (“Company Merger Sub,” and together with MLAC Merger Sub, the “Company Subsidiaries”), and Dragonfly Digital Management, LLC (the “Seller”), pursuant to which the transactions contemplated therein (collectively, the “Business Combination”) were consummated on June 11, 2026 (the “Closing Date”). Following the Business Combination and related recapitalization transactions, the Company became a publicly traded company and operates through Avalanche Treasury Company, LLC to hold and manage AVAX, conduct staking and validator operations, and support other Avalanche-related activities.

Pursuant to the Agreement, on the Closing Date, (i) MLAC Merger Sub merged with and into MLAC (the “MLAC Merger”), with MLAC continuing as the surviving entity and a wholly owned subsidiary of the Company, and (ii) Company Merger Sub merged with and into Avalanche Treasury Company LLC (the “Company Merger,” and together with the MLAC Merger, the “Mergers”), with Treasury LLC continuing as the surviving entity and a wholly owned subsidiary of the Company.

In connection with the Company Merger, each member of Treasury LLC other than the Seller received one share of the Company’s Class A common stock, par value $0.01 per share (“Class A Stock”), for each unit held immediately prior to the effective time of the Company Merger, and the Seller received one share of Class A Stock and one share of the Company’s Class B common stock, par value $0.01 per share (“Class B Stock”), for each unit it held. As a result of the consummation of the Business Combination, the Company became a publicly traded entity and Treasury LLC became its wholly owned subsidiary.

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

Note 2. Liquidity and Going Concern

For the nine months ended September 30, 2026, the Company generated revenue from staking rewards, net of fees, of $4,221,155 and reported a net loss of $16,844,143. As of September 30, 2026, the Company had aggregate cash of $3,895,611.

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

As of September 30, 2026, the Company had cash of $3,895,611 and USDC of $1,011,949. Management evaluated the Company’s forecasted operating cash requirements and obligations, including the repayment of the $10,000,000 principal amount of the July 2026 Collateralized Term Loan, which matures on January 10, 2027 (see Note 7), and plans to fund these requirements through the sale of AVAX that is not subject to lock-up restrictions or pledged as collateral. Accordingly, approximately 1.6 million AVAX, with a fair value of $17,593,657 as of September 30, 2026, has been classified as a current asset on the condensed consolidated balance sheet (see Note 11). As of September 30, 2026, approximately 4.9 million AVAX, with a fair value of approximately $53.8 million, were not subject to lock-up restrictions or pledged as collateral.

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

Note 3. Reverse Recapitalization.

As discussed in Note 1, “Organization”, the Business Combination was consummated on June 11, 2026, which for accounting purposes, was treated as the equivalent of the Company issuing stock for the net assets of MLAC, accompanied by a recapitalization. Under this method of accounting, MLAC was treated as the acquired company for financial accounting and reporting purposes under GAAP.

Transaction proceeds

Upon the closing of the Business Combination, the Company received gross proceeds of $1.6 million from the Business Combination offset by transaction expenses paid at closing of $1.6 million. The following table reconciles the elements of the Business Combination to the condensed consolidated statement of cash flows and the condensed consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2026:

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

Consideration and Exchange Mechanics

The Business Combination and related transactions included the following consideration and exchange mechanics. Legacy Company Units converted on a one-for-one basis into shares of the Company’s common stock, as described below.

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

Transactions costs

For the three and nine months ended September 30, 2026, transaction costs incurred within the condensed consolidated statements of operations were $— and $15,213,769, respectively. No transaction costs were incurred during the three months ended September 30, 2026. Transaction costs for the nine months ended September 30, 2026 were as follows:

Nine months ended
September 30, 2026
Legal	$5,835,984
Professional fees	9,373,385
Other expenses	4,400
Total	$15,213,769

Contingent Consideration

In connection with the Business Combination Agreement and the Sponsor Support Agreement, the Company entered into earn-out arrangements with certain former equity holders of Astral Horizon, L.P. (“Astral”) (the “Astral Earn-out”) and MLAC’s sponsor (the “Sponsor” and the “Sponsor Earn-out,” and together with the Astral Earn-out, the “Earn-out Arrangements”). The Earn-out Arrangements provide for the issuance or release of shares of the Company’s common stock upon achievement of specified market-price thresholds following the Business Combination and include provisions that may accelerate issuance or release upon certain change-in-control events.

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

Astral and the Company executed a side-letter agreement on August 13, 2026 pursuant to which the 2,000,000 Astral Post-Closing Shares were required to be delivered on a date identified by Astral but in any event by September 11, 2026.

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

The following table presents a reconciliation of the Company’s Earn-out Arrangements measured at fair value for the three and nine months ended September 30, 2026:

	Earn Out Liability	Post-closing Shares Liability
Balance at December 31, 2025	$—	$—
Initial recognition upon reverse recapitalization	3,153,333	3,700,000
Change in fair value recognized in earnings	(2,780,000)	(2,700,000)
Balance at June 30, 2026	373,333	1,000,000
Settled through issuance of Class A common stock	—	(1,000,000)
Change in fair value recognized in earnings	2,509,334	—
Balance at September 30, 2026	$2,882,667	$—

In connection with the closing of the Business Combination on June 11, 2026, the 3,600,000 Earn-out shares (2,000,000 Astral Earnout Shares and 1,600,000 Sponsor Earnout Shares) were deposited into escrow with Continental Stock Transfer & Trust Company, as escrow agent. Separately, on August 20, 2026, the Company issued 2,000,000 Astral Post-Closing Shares to Astral Horizon, L.P. in settlement of the post-closing share liability; unlike the Earn-out shares, the Astral Post-Closing Shares are not subject to forfeiture and are included in the shares of Class A common stock issued and outstanding as of September 30, 2026. Because the Earn-out shares are subject to forfeiture until the applicable Triggering Events occur and the Earn-out Arrangements are accounted for as a liability, the escrowed shares, although legally issued and held in escrow by the transfer agent, are not reflected as issued or outstanding in the condensed consolidated financial statements and are excluded from the weighted-average shares used to compute net income (loss) per share.

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

Basic earnings per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, excluding treasury shares. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised, converted, or otherwise resulted in the issuance of common shares, to the extent dilutive.

The Company’s Class B common stock is entitled to voting rights but is not entitled to dividends or liquidating distributions and, therefore, is not a participating security. Accordingly, basic and diluted net income (loss) per share is presented only for Class A common stock (see Note 12).

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates and assumptions include those related to the valuation and impairment assessment of digital assets, the recognition of staking reward revenue, and the evaluation of contingent liabilities.

Management bases its estimates and assumptions on currently available information and various judgments that it believes are reasonable under the circumstances. Actual results could differ materially from those estimates, and such differences may be reflected in future periods as facts and circumstances change.

Segment Information

ASC 280, “Segment Reporting” (“ASC 280”), defines operating segments as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision-maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company operates as a single operating segment. The Company’s CODM is the Chief Executive Officer, who has ultimate responsibility for the operating performance of the Company and the allocation of resources. Currently, the CODM reviews total expenses as the primary measure to manage the business and does not segment the business for internal reporting or decision making. The CODM does not review segment assets at a level other than that presented in the Company’s balance sheet. There are no significant expense categories regularly provided to the CODM beyond those disclosed in the statement of operations.

Concentration of Credit Risk

Cash

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash deposits. Accounts at each institution are insured by the FDIC up to $250,000 per depositor, per insured bank. As of September 30, 2026, the Company had $3,629,110 in cash balances in excess of the FDIC insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

USD Coin

The Company holds USD Coin (“USDC”), a fiat-backed stablecoin issued on public blockchain networks. USDC is accounted for as a financial asset. Based on the terms governing USDC, the Company has a contractual right to redeem USDC for U.S. dollars on demand. Because this right represents a contractual claim to cash, USDC meets the definition of a financial asset under ASC 825-10, Financial Instruments — Overall. USDC is recognized as a financial asset upon acquisition.

The Company has elected the fair value option under ASC 825-10 for its USDC. Accordingly, USDC is measured at fair value on a recurring basis, with changes in fair value recognized in earnings within other income in the condensed consolidated statements of operations. The Company elected the fair value option for USDC because fair value, based on quoted prices on an active exchange, best reflects the amount the Company would realize on its USDC, including the effect of any deviation from the U.S. dollar peg, and is consistent with how the Company measures its other digital assets. There were no gains or losses from changes in the fair value of USDC for the three and nine months ended September 30, 2026.

The Company classifies its USDC as current assets on the balance sheet. The Company safeguards its USDC through third-party custodians. As of September 30, 2026 and December 31, 2025, the Company held USDC balances of $1,011,949 and $3,373,564, respectively, with third-party custodian Coinbase Custody Trust Company, LLC. The Company’s USDC holdings are subject to the creditworthiness and reserve practices of the issuer. Although USDC is designed to maintain a stable value, de-pegging events, regulatory actions, or issuer level risks could impair the Company’s ability to redeem USDC at par.

For the three and nine months ended September 30, 2026 the Company earned yield of $13,311 and $49,185 of USDC on USDC balances through participation in a third-party wallet and recorded $13,311 and $49,185, respectively, related to these USDC as other income in the accompanying unaudited condensed consolidated statements of operations. The Company’s purchases, sales, and dispositions of USDC are reflected within investing activities in the statement of cash flows. Contributions of USDC received in connection with private placement member interest agreements are presented as non-cash financing activities in the accompanying statement of cash flows. Sales of digital assets in exchange for USDC and repayments of borrowings in USDC are presented as non-cash investing and financing activities, respectively.

Digital Assets

The Company holds digital assets, which include Avalanche (“AVAX”) and the liquid staking tokens stAVAX and sAVAX, each representing AVAX staked through a third-party liquid staking protocol (“stAVAX” and “sAVAX,” respectively), which expose it to concentrations of market, credit and custodial risk. As of September 30, 2026 and December 31, 2025, digital assets represented a significant portion of the Company’s total assets. The Company’s holdings of AVAX, stAVAX and sAVAX are not insured or guaranteed by any government or third-party institution. Changes in market prices, protocol performance, or blockchain network conditions could materially affect the fair value of these assets.

The Company safeguards its digital assets through third-party custodians. As of September 30, 2026 and December 31, 2025, the Company held approximately 4,549,209 and 8,329,871 AVAX, respectively, with Coinbase Custody Trust Company. The Company held no AVAX as of September 30, 2026 and approximately 5,249,578 AVAX as of December 31, 2025 with BitGo Trust Company, Inc. In addition, the Company held no stAVAX as of September 30, 2026 and approximately 1,180,516 stAVAX as of December 31, 2025 with BitGo Trust Company, Inc. As of September 30, 2026, the Company also held approximately 8,763,542 AVAX with Anchorage Digital Bank N.A., of which approximately 3,010,907 AVAX were pledged as collateral under the Company’s note payable (see Note 7). Lastly, the Company held no sAVAX as of September 30, 2026 or December 31, 2025.

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

Concentration and Current Vulnerability

The Company’s activities consisted principally of investing, staking and evaluating digital token technologies that run on the Avalanche public blockchain network. Due to the current nature of the Company’s operations and the scale of business transacted on the Avalanche Network, a concentration could potentially result in vulnerability as of the reporting date. The concentration and potential associated vulnerabilities are listed below:

●	A decline in, or loss of, staking rewards earned from the staking of AVAX, stAVAX and sAVAX delegated to one or more validator nodes on the network;
●	A decline in, or loss of, the Company’s AVAX, stAVAX or sAVAX holdings and its utility to the Avalanche network and a source of liquidity for its business; and
●	Disruption to the nature and extent of the business plan should the Avalanche public blockchain fail or become redundant due to technological obsolescence or regulatory action.

The AVAX, stAVAX and sAVAX tokens perform various functions within the Avalanche Ecosystem, including incentivizing network security and functionality and acting as the payment currency on the primary network. Therefore this concentration may result in vulnerability to a near-term severe impact, and at least a possibility that there could be events outside of the Company’s control that may result in a severe impact in the near future.

Based on the above concentrations, as of the date of these unaudited condensed consolidated financial statements, and in the event of a dissolution of Avalanche Foundation or an inability of the Avalanche public blockchain and/or AVAX, stAVAX or sAVAX to function as expected, these could result in near-term severe impacts to the Company’s business.

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

If the Company were to liquidate a significant block of AVAX in a single transaction, this may adversely impact the price per AVAX in the market. Separately, because a substantial portion of the Company’s AVAX is subject to contractual transfer restrictions during the applicable lock-up periods (see “Restrictions on AVAX” below), the Company may be unable to sell restricted AVAX to meet its liquidity needs, which represents an additional liquidity risk.

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

●	No goodwill or intangible assets are recorded
●	The transaction is treated as a capital transaction in substance
●	The accounting acquirer’s assets and liabilities are carried forward at their historical carrying amounts
●	The accounting acquiree’s net assets are recorded at historical cost

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation. Stock-based awards, including stock options and restricted stock units (“RSUs”) granted to employees and non-employee directors, are measured at their grant-date fair value. The fair value of stock options is estimated using the Black-Scholes option-pricing model, which requires assumptions about the expected term, expected volatility, risk-free interest rate and expected dividend yield. The fair value of RSUs is based on the fair value of the Company’s Class A common stock on the grant date. Compensation expense is recognized on a straight-line basis over the requisite service period of each award, which is generally the vesting period, and is included in general and administrative expenses. For RSUs with a vesting commencement date that precedes the grant date, compensation cost is recognized beginning on the service inception date. The Company accounts for forfeitures as they occur.

Digital Assets

The Company’s digital assets include holdings of AVAX, the native token of the Avalanche blockchain network, which are measured at fair value in accordance with ASU 2023-08, Intangibles — Goodwill and Other — Crypto Assets, codified in ASC Subtopic 350-60 and stAVAX and sAVAX, liquid staking tokens on the Avalanche blockchain network, which fall within the scope of ASC 350-30. The digital assets held by the Company are included in current and non-current assets in the accompanying balance sheet. Certain AVAX holdings are classified as current assets because they are readily convertible to cash in active markets and are available to support the Company’s operations and liquidity needs.

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

The Company’s stAVAX and sAVAX are intangible assets that do not meet the criteria in ASC 350-60-15-1 and are accounted for as indefinite-lived intangible assets. The Company exchanges AVAX for liquid staking receipt tokens, including stAVAX and sAVAX, through the Hypha Protocol and BENQI Protocol, respectively, in connection with its liquid staking activities. These receipt tokens entitle the holder to redeem the digital intangible assets for which they were exchanged. Holders of stAVAX and sAVAX have claims on underlying staked AVAX and associated staking rewards. Accordingly, these tokens are intangible assets that do not meet the definition of crypto assets within the scope of ASC 350-60 because they are liquid staking tokens that convey enforceable rights to underlying assets. ASU 2023-08 excludes digital assets that provide enforceable rights to underlying goods, services, or other assets.

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

While impairment assessments are performed daily, any identified impairment losses are formally recorded on a quarterly basis in the Company’s condensed consolidated financial statements. For the period from January 1, 2026 through September 30, 2026, the Company recognized impairment on stAVAX and sAVAX based on the lowest intraday value of AVAX identified during the period when such value was below the respective carrying values of stAVAX and sAVAX.

For the three and nine months ended September 30, 2026, the Company recorded impairment losses related to its stAVAX of $— and $5,487,722, respectively, and impairment losses related to its sAVAX of $— and $10,672,560, respectively. Total impairment losses related to stAVAX and sAVAX were $— and $16,160,282, respectively, for the three and nine months ended September 30, 2026, and are presented in operating expenses in the accompanying unaudited condensed consolidated statements of operations.

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

The Company classifies digital assets as current or non-current based on management’s intended use of the assets and its expectations regarding the timing of their disposition. Digital assets that the Company expects to sell or otherwise monetize within the next twelve months, including amounts expected to be used to fund operating activities and other liquidity requirements, are classified as current assets. Digital assets that the Company intends to retain for long-term investment and does not expect to monetize within the next twelve months are classified as non-current assets. As of September 30, 2026, approximately $17.6 million of the Company’s digital assets were classified as current based on management’s expectation that such assets may be monetized within the next twelve months to support the Company’s operating and liquidity requirements, including repayment of the note payable maturing on January 10, 2027.

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

The Company participates in direct staking in proof-of-stake blockchain networks by staking or delegating digital assets held for investment. The Company utilizes third-party node operators to operate validator infrastructure on the Company’s behalf, provide staking facilitation services, and support staking- related reporting and monitoring. The Company is entitled to receive protocol-defined staking rewards only when the validator to which it has staked tokens successfully maintains protocol defined uptime. The Company’s performance obligation is the delegation of its AVAX tokens to a third-party node operator for a defined staking period. This obligation is satisfied over time as the node operator maintains the required uptime throughout the staking period, since the customer simultaneously receives and consumes the benefit provided. The transaction price, measured at contract inception using quoted prices of AVAX on the Company’s principal market, is recognized ratably over the staking period. The staking terms are contractually fixed at inception and the Company does not have the practical ability to withdraw its tokens prior to the expiration of the staking period. Staked digital assets remain under the Company’s ownership and continue to be measured at fair value.

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

The transaction price consists entirely of variable consideration in the form of staking rewards, which is contingent upon successful uptime requirements by the node operator. The Company constrains variable consideration until it is probable that a significant reversal of cumulative revenue recognized will not occur. Validators are required to maintain a minimum uptime of 90% (previously 80%) throughout the staking period. Failure to meet this threshold results in the forfeiture of all staking rewards for the validator and its delegators, including the Company. As such, the consideration the Company expects to receive is contingent upon the node operator’s performance and is accounted for as variable consideration under ASC 606, by analogy. Because the Company is entitled either to the full staking reward or to no reward depending on whether the uptime requirement is met, the transaction price is measured at inception using the most likely amount method. Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the associated uncertainty is subsequently resolved. The performance obligation is satisfied over time as the node operator maintains the required uptime throughout the staking period, since the customer simultaneously receives and consumes the benefit provided. The transaction price is recognized ratably over the staking period, subject to the variable consideration constraint. Revenue is not recognized until the uncertainty associated with the variable consideration is resolved, which is typically at the end of the validation period. As of September 30, 2026 and December 31, 2025 there were no active validation periods in progress.

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

Upon staking AVAX through the liquid staking protocols, the AVAX is derecognized because the protocols obtain the ability to deploy and direct its use, and the stAVAX and sAVAX tokens received concurrently are then recognized. Any gain or loss on the staking transaction is recognized in accordance with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”) based on the difference between the cost basis of the AVAX staked and the fair value of the stAVAX and sAVAX received and included in realized loss on digital assets in the Company’s condensed consolidated statements of operations.

When stAVAX or sAVAX is redeemed, the Company derecognizes the stAVAX or sAVAX at its carrying amount (cost less impairment) and recognizes the AVAX received at fair value on the redemption date. The AVAX received in excess of the AVAX originally staked represents staking rewards and is recognized as revenue as described above. Any gain or loss on redemption is recognized in accordance with ASC 610-20 based on the difference between the fair value of the remaining AVAX received and the carrying amount of the stAVAX or sAVAX, and is included in realized loss on digital assets in the Company’s condensed consolidated statements of operations.

The Company recognizes income from liquid staking when the related rewards are earned and are measurable and realizable. As of September 30, 2026, the Company had no stAVAX or sAVAX tokens. As of December 31, 2025, the Company held 1,180,516 stAVAX tokens with a carrying value of $15,246,914 and no sAVAX tokens. During the nine months ended September 30, 2026, the Company recorded impairment losses of $5,487,722 and $10,672,560 related to stAVAX and sAVAX, respectively (included in impairment of digital assets). The Company also recognized gains on redemption of $1,810,121 and $2,146,582 related to stAVAX and sAVAX, respectively (included in realized loss on digital assets), during the nine months ended September 30, 2026. The Company recognized liquid staking rewards of $660,693 and $250,294 from stAVAX and sAVAX, respectively, during the nine months ended September 30, 2026. No liquid staking rewards, impairment losses or gains on redemption were recognized during the three months ended September 30, 2026, as all stAVAX and sAVAX had been redeemed prior to July 1, 2026.

Restrictions on AVAX

On or about October 1, 2025 (the Effective Date), the Company acquired a total of 8,658,685 restricted AVAX tokens from six counterparties, with a fair value of $106.5 million as of December 31, 2025, pursuant to a combination of the Contribution Agreement, the Token Sale Agreement dated October 1, 2025 (the “TSA”), and separate subscription or contribution agreements with each investor.

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

The Company is permitted to engage in certain activities with respect to the restricted tokens during the lockup period, including protocol staking, liquid staking, yield generation, and limited liquidity provision, subject to the terms and conditions specified in the applicable agreements. The restrictions limit the Company’s ability to access the liquidity for these AVAX until the lock-up periods expire. The Company may be exposed to increased price volatility to restricted AVAX because it cannot sell these positions during the lock-up period. The timing of future unlocks is determined by the contractual terms of the applicable agreements and the related P-chain lock provisions; however, changes in market conditions could affect the value of AVAX when it unlocks. Consistent with the Company’s long-term treasury strategy, AVAX subject to lock-up restrictions, including AVAX scheduled to unlock within the next twelve months, is classified as noncurrent. AVAX classified as current consists of unrestricted AVAX that management expects to sell within the next twelve months to fund the Company’s obligations (see Note 2).

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

The following summarizes the restrictions on the locked AVAX as of September 30, 2026 and December 31, 2025:

	Fair value as of
AVAX tokens	September 30, 2026	Restriction period
5,083,136	$55,551,052

Tokens unlock in monthly increments beginning October 2026 and concluding July 2029. The original schedule of 48 equal monthly increments beginning September 2026 was shortened by the sale of 2,082,371 tokens to the Foundation (see Note 11).

183,953	2,010,330

Tokens unlock over a period spanning September 2025 through June 2027 at a rate of approximately 6-7% per month through October 2026, after which the schedule tapers off periodically through the conclusion of the unlock period in June 2027.

72,987*	797,638	Tokens unlock over 24 equal monthly increments beginning October 2025 and concluding September 2027.
40,904*	447,019	Tokens unlock February 2027.
5,380,980	$58,806,039

*The AVAX tokens in the table above as of September 30, 2026 includes 113,891 AVAX tokens that remain to be received under executed subscription agreements. These AVAX tokens are not held in the Company’s custody and are not included in digital assets on the condensed consolidated balance sheet; they are reflected in the subscription receivable within stockholders’ equity (see Subscription Receivable below).

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

Token Sale Liability

The TSA represented an asset acquisition of AVAX tokens funded through a combination of cash, USDC and equity-based consideration. Prior to settlement, the token sale liability represented the fair value of the Company’s obligation to issue Class A Common Stock to satisfy the remaining contractual consideration of $30.0 million. The token sale liability met the criteria for liability classification under ASC 480-10-25-14(a) and was remeasured at fair value each reporting period, with changes in fair value recognized in earnings.

On June 11, 2026, the Company settled the token sale liability through the issuance of Class A Common Stock in connection with the closing of the Business Combination. Upon settlement, the carrying value of the token sale liability was reclassified to stockholders’ equity. To the extent the fair value of the equity issued differed from the carrying amount of the token sale liability immediately prior to settlement, the Company recognized a loss on settlement of approximately $7.0 million, which is included in other income (expense), net, in the accompanying consolidated statements of operations. Following the settlement, no token sale liability remained outstanding as of September 30, 2026.

The token sale liability was measured as the fair value of the 7,317,966 AVAX tokens deliverable under the TSA, less the $50.0 million paid to the Foundation. The token sale liability had a balance of $40,010,988 as of December 31, 2025. For the nine months ended September 30, 2026, the Company recognized a gain of $41,419,685 within change in fair value of token sale liability and a loss of

$6,958,697 within loss on settlement of token sale liability in the condensed consolidated statements of operations. The liability was settled on June 11, 2026 through the issuance of 3,000,000 shares of Class A Common Stock with a fair value of $5,550,000.

Subscription Receivable

The Company records subscription receivables when Class A Common Stock are issued pursuant to executed subscription agreements for which consideration, including cash, USDC, or digital assets, has not yet been received. Subscription receivables are presented as a contra-equity balance within stockholders’ equity in the accompanying condensed consolidated balance sheets.

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

As of September 30, 2026 and December 31, 2025, the subscription receivable represented approximately 113,862 and 192,923 AVAX tokens to be received under executed subscription agreements, with carrying amounts of $3,495,567 and $5,922,749, respectively.

Treasury Stock

The Company accounts for repurchases of its common stock using the cost method in accordance with ASC 505-30, Treasury Stock. Repurchased shares are recorded at their acquisition cost and presented as a reduction of stockholders’ equity in the accompanying consolidated balance sheets. Treasury shares are not considered outstanding and are excluded from the calculation of basic and diluted earnings per share from the date of repurchase.

Upon subsequent reissuance of treasury shares, any difference between the proceeds received and the original acquisition cost is recorded within additional paid-in capital, to the extent available, or retained earnings (accumulated deficit), as applicable. Gains or losses resulting from treasury stock transactions are not recognized in the consolidated statements of operations.

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

The estimated fair value of certain financial instruments, including cash, accounts payable, accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. USDC is measured at fair value on a recurring basis pursuant to the Company’s election of the fair value option under ASC 825-10 (see “USD Coin” above).

Deferred Transaction Costs

The Company capitalized transaction costs, in accordance with ASC 340-10-S99-1 (SEC Staff Accounting Bulletin Topic 5.A, Expenses of Offering), which primarily consist of direct, incremental legal, professional, accounting and other third-party fees relating to the Company’s closing of the Transactions. The deferred costs were expensed upon the consummation of the Business Combination. At September 30, 2026 and December 31, 2025, the Company recorded $— and $1,845,131 in deferred transaction costs on the accompanying balance sheet.

Net Loss Per Share

Basic net income (loss) per share attributable to holders of Class A Common Stock is computed by dividing net income (loss) attributable to holders of Class A Common Stock by the weighted-average number of shares of Class A Common Stock outstanding during the period. The Company’s Class B Common Stock is not a participating security and, therefore, is not included in the calculation of basic net income (loss) per share.

Diluted net income (loss) per share attributable to holders of Class A Common Stock is computed by giving effect to all potentially dilutive securities outstanding during the period using the treasury stock method or if-converted method, as applicable. Potential common shares are excluded from the calculation of diluted net income (loss) per share when their effect would be anti-dilutive.

For the nine months ended September 30, 2026, the Company’s diluted weighted-average shares of Class A Common Stock outstanding were equal to its basic weighted-average shares of Class A Common Stock outstanding because the Company reported a net loss for the period, and all potentially dilutive securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive. For the three months ended September 30, 2026, the Company reported net income, and the dilutive effect of stock options and restricted stock units is evaluated using the treasury stock method and the dilutive effect of the earn-out shares is evaluated as contingently issuable shares (see Note 12).

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

While ASC 740 identifies usage of the annual effective tax rate for purposes of interim provision, it does allow for estimating elements in the current period of they are significant or unusual or infrequent.  Computing the AETR for the Company is complicated due to the potential impact of the Company’s change in fair market value of token sale liabilities, post issuance liabilities and earnout liabilities.  Furthermore, the Company recognizes realized and unrealized gains and losses on its liquid staking tokens which are dependent on timing and pricing of markets which are highly volatile.  The Company has taken the position as to the calculation of income tax expenses in the current period based on ASC 740-270-25-2 which states, “if an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (or benefit) but is otherwise able to make a reliable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.”  The Company believes its calculation to be a reliable estimate and allows it to properly take into account the unusual elements that can impact its annualized book income and its impact on the ETR.  As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2026. Because the Company maintains a full valuation allowance against its net deferred tax assets, its estimated annual effective tax rate for 2026 is 0%. The Company recorded no income tax expense or benefit for the three and nine months ended September 30, 2026, resulting in an effective tax rate of 0%. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to nondeductible transaction costs, the change in fair value of and loss on settlement of the token sale liability, the issuance and change in fair value of the earn-out and post-closing share liabilities, and the change in the valuation allowance.

As of September 30, 2026, the Company had net deferred tax assets of $6,782,266, consisting primarily of deferred tax assets related to capital losses on digital assets, impairment of digital assets, federal net operating loss carryforwards and stock-based compensation, net of a deferred tax liability related to unrealized gains on digital assets. Based on the available evidence, including the Company’s history of losses, management concluded that it is not more likely than not that the deferred tax assets will be realized and recorded a full valuation allowance of $6,782,266 as of September 30, 2026. Prior to the closing of the Business Combination on June 11, 2026, Avalanche Treasury Company, LLC was treated as a partnership for U.S. federal income tax purposes, and its income and losses were reported by its members. The $37,099 paid during the three months ended September 30, 2026 represents withholding tax paid under Section 1446 of the Internal Revenue Code on behalf of foreign members for 2025 and is included in general and administrative expenses.

Recent Accounting Pronouncements:

Recent Accounting Pronouncements, not yet adopted:

ASU 2024-03, “Disaggregation of Income Statement Expenses (“DISE”)” (“ASU 2024-03”) requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosure about selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its financial statements and disclosures.

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which improves the navigability of the required interim disclosures, clarifies when that guidance applies and provides additional guidance on the disclosures that should be provided in interim reporting periods. The amendments do not change the underlying principles of interim reporting. ASU 2025-11 is effective for public business entities for interim reporting periods within annual reporting periods beginning after December 15, 2027, and for all other entities for interim reporting periods within annual reporting periods beginning after December 15, 2028, and may be applied prospectively or retrospectively. Early adoption is permitted. As an emerging growth company that has elected the extended transition period, the Company expects to adopt ASU 2025-11 for interim reporting periods within its annual reporting period beginning January 1, 2029, unless it ceases to qualify as an emerging growth company before that date. The Company is currently evaluating the impact of this ASU on its interim financial statements and related disclosures.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements, which refines existing guidance to further enhance the interpretation and application of the Codification. The guidance is effective for annual reporting periods, and interim reporting periods within those annual reporting periods, beginning after December 15, 2026, and may be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company does not expect the adoption of ASU 2025-12 to have a material impact on its financial statements and related disclosures.

Note 5. Stockholders’ equity

The authorized capital stock of the Company consists of 700,000,000 shares of capital stock, par value $0.01 per share, including 550,000,000 shares of Class A Common Stock, 100,000,000 shares of Class B Common Stock and 50,000,000 shares of preferred stock.

As of September 30, 2026, the 3,600,000 Earn-out Arrangements shares are held in escrow with the transfer agent and are not reflected as issued or outstanding in the condensed consolidated financial statements (see Note 3). The 2,000,000 Astral Post-Closing Shares issued to Astral Horizon, L.P. on August 20, 2026 are included in the shares of Class A common stock issued and outstanding as of September 30, 2026.

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

Transferability

Shares of Class A Common Stock are freely transferable, subject to any restrictions pursuant to the DGCL and applicable federal securities laws. Transfers of shares of Class A Common Stock held by Dragonfly and certain MLAC Insiders will be subject to the lock-up restrictions pursuant to the Lock-Up Agreements. Shares of Class B Common Stock are not freely transferable, except to an Affiliate of a holder of shares of Class B Common Stock in accordance with the terms of the Amended and Restated Certificate of Incorporation and the Amended and Restated Bylaws. If a holder of shares of Class B Common Stock transfers any of its shares of Class A Common Stock to third parties other than their respective Affiliates, such that as a result of such transfer, said transferor would hold a number of shares of Class B Common Stock greater than the number of shares of Class A Common Stock it holds, then said excess shares of Class B Common Stock shall be automatically cancelled for no consideration concurrently with such transfer, so that immediately following such transfer, the number of shares of Class B Common Stock held by said transferor equals the number of shares of Class A Common Stock held by the same transferor.

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

Share Repurchase Program

On August 24, 2026, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $10,000,000 of the Company’s Class A common stock (the “Repurchase Program”). Repurchases under the Repurchase Program may be made from time to time, on the open market, in privately negotiated transactions or otherwise, as determined by management. The timing, manner, price and amount of any repurchases are determined at the Company’s discretion and are subject to economic and market conditions, stock price, applicable legal requirements and other factors. The Repurchase Program may be modified, suspended, extended or discontinued at any time without prior notice. The Repurchase Program does not have an expiration date.

During the three and nine months ended September 30, 2026, the Company repurchased 2,889,440 shares of Class A common stock at an average price of $1.14 per share for an aggregate cost of $3,281,631, which is presented as treasury stock, at cost, within stockholders’ equity. The Company accounts for treasury stock using the cost method, under which the entire cost of the reacquired shares is recorded in treasury stock; the repurchased shares are held in treasury and remain issued but not outstanding. Of that amount, 370,229 shares were repurchased from Astral Horizon, L.P. in privately negotiated transactions in two tranches of 237,833 shares at $0.55 per share and 132,396 shares at $0.98 per share, for an aggregate cost of $259,999, and 2,519,211 shares were repurchased in the open market through a Rule 10b5-1 trading plan for an aggregate cost of $3,021,632, including commissions. As of September 30, 2026, approximately $6,718,369 remained available for future repurchases under the Repurchase Program. At September 30, 2026, $478,368 of cash deposited with the broker to fund future repurchases is included in prepaid expenses and other current assets. Astral Horizon, L.P. is a related party (see Note 6). The price for the first Astral tranche was the volume-weighted average price of the Class A common stock on August 24, 2026.

Note 6. Related Party Transactions

Loan agreements

On October 10, 2025, certain members of Avalanche Treasury Company (the “Contributing Members”), considered related parties, entered into loan contribution agreements with Avalanche Treasury Company and the Company, an affiliate and related party, to fund formation and general and administrative expenses prior to the Business Combination (as defined in Note 1). The loans are unsecured, bear interest at 4.35% per annum compounded annually, and are repayable from the proceeds of the Business Combination or other available funds thereafter. Interest is computed on a 365-day basis and limited to the maximum rate permitted by law. As of December 31, 2025 the Company drew $91,500 on these notes and paid $91,500 on these notes. As of September 30, 2026 and December 31, 2025, there were no outstanding balances on these loans. During the three and nine months ended September 30, 2026, the Company paid $37,099 of withholding tax under Section 1446 of the Internal Revenue Code on behalf of foreign members of Avalanche Treasury Company for 2025, which is included in general and administrative expenses (see Note 4).

Astral Horizon, L.P.

Astral Horizon, L.P. is a related party because Robert Hadick, a member of the Company’s Board of Directors, is a manager of the entity that serves as the general partner of Astral Horizon, L.P. On August 20, 2026, the Company issued 2,000,000 shares of Class A common stock to Astral Horizon, L.P. in settlement of the post-closing share liability, which had a carrying amount of $1,000,000 (see Note 3). During the three months ended September 30, 2026, the Company repurchased 370,229 shares of Class A common stock from Astral Horizon, L.P. in privately negotiated transactions for an aggregate cost of $259,999 (see Note 5). The 2,000,000 Astral Earnout Shares held in escrow are described in Note 3.

Note 7. Debt

FalconX Credit Facility

On March 20, 2026 the Company entered into a master lender agreement with FalconX Charlie, Inc. (the “Master Lender Agreement”) and on May 29, 2026, the Company entered into a loan term sheet with FalconX Charlie, Inc. On June 10, 2026, the Company and FalconX Charlie, Inc. entered into an amended loan term sheet, effective June 11, 2026, which amended, restated and superseded the May 29, 2026 loan term sheet in its entirety (the “Loan Term Sheet”), pursuant to which it agreed to borrow $23.0 million, collateralized by certain of the Company’s AVAX holdings. As of June 11, 2026 the Company borrowed $23.0 million under the facility. The loan was open-term with no stated maturity date and bore interest at 7.0% per annum on any outstanding borrowings.

Under the terms of the Master Lender Agreement, upon any draw on the facility, the Company was required to pledge AVAX tokens as collateral, the fair value of which must meet or exceed specified collateral coverage ratios at the time of borrowing and on an ongoing basis. Under the Loan Term Sheet, the initial collateral ratio was 200%, the margin call limit was 180%, the liquidation threshold was 160% and the refund limit was 230%, and all of the AVAX collateral was required to remain unstaked and fully liquid at all times. In the event that the fair value of the pledged AVAX declined below certain maintenance thresholds, the Company could be required to post additional collateral or repay a portion of the outstanding balance to restore the required coverage ratio. A further decline below a liquidation threshold could result in the lender liquidating a portion or all of the pledged collateral to satisfy the outstanding obligation. Either party could terminate the agreement in accordance with its terms, and any outstanding principal and accrued interest would become due upon termination.

Repayment of the FalconX Credit Facility

The Company used the proceeds of the July 2026 Collateralized Term Loan and the cash proceeds from sales of AVAX to the Foundation (see Note 11), together with other available funds, to repay in full all outstanding principal and accrued interest under the FalconX Credit Facility. Repayments during the nine months ended September 30, 2026 totaled $23,000,000 of principal, consisting of $20,000,000 repaid in cash and $3,000,000 repaid in USDC. Upon repayment, the approximately 7.8 million AVAX pledged as collateral were released from the tri-party custody account in two transfers on August 13, 2026 and September 2, 2026, and no amounts remained outstanding under the Master Lender Agreement as of September 30, 2026.

Galaxy Digital Credit Facility

On July 2, 2026, the Company signed a Master Digital Currency Loan Agreement (the “Galaxy Master Loan Agreement”) with Galaxy Digital LLC (“Galaxy Digital”) to facilitate the potential future execution of collateralized loans in which Galaxy Digital may lend to the Company certain digital currency or cash and the Company would pay a borrow fee and pledge collateral on or prior to the date of any drawdown. Loans under the Galaxy Master Loan Agreement may be open loans without a maturity date or term loans with a predetermined maturity date.

On July 10, 2026, the Company and Galaxy Digital executed a loan term sheet pursuant to which the Company borrowed $10.0 million under a term loan with a maturity date of January 10, 2027 (the “July 2026 Collateralized Term Loan”). The borrow fee is 10.5% per annum. The proceeds were used to pay down borrowings under the FalconX Credit Facility. As of September 30, 2026, $10,000,000 of principal was outstanding under the July 2026 Collateralized Term Loan and accrued interest of $87,500 is presented separately on the condensed consolidated balance sheets. As of September 30, 2026, the Company had pledged approximately 3,010,907 AVAX tokens as collateral, with an aggregate fair value of approximately $32.9 million, based on an initial collateral level of 180%. On July 10, 2026, the Company pledged 2,990,005 AVAX with a fair value of $20,128,713 as collateral for the July 2026 Collateralized Term Loan. Under the loan term sheet and an Account Control Agreement executed on July 9, 2026 among the Company, Galaxy Digital and Anchorage Digital Bank N.A. (“Anchorage”), the collateral is held in a segregated custody account in the Company’s name at Anchorage that is subject to a first priority security interest in favor of Galaxy Digital. Withdrawals and transfers from the account require joint instructions from the Company and Galaxy Digital, and staking or unstaking of the collateral requires Galaxy Digital’s prior written consent. Galaxy Digital may direct Anchorage to act solely on its instructions only by delivering a notice of exclusive control following an event of default or termination event, and until then the collateral remains the property of the Company. Neither Galaxy Digital nor Anchorage may rehypothecate, lend or otherwise dispose of the collateral. Up to 75% of the AVAX collateral may be staked, and staking rewards generated by the collateral accrue to the Company. The Company may be required to post additional collateral or repay the loan if the value of the collateral declines below specified levels, and upon an event of default Galaxy Digital may liquidate the collateral to satisfy the Company’s obligations. Because the Company retains title to the pledged AVAX and the economic benefits of the collateral, including staking rewards, and Galaxy Digital may not sell or rehypothecate the collateral absent a default, the pledged AVAX continue to be recognized as digital assets of the Company (see Note 4).

The Company recognized interest expense of $388,221 and $472,029 related to its borrowings during the three and nine months ended September 30, 2026, respectively. Cash paid for interest during the nine months ended September 30, 2026 was $384,529.

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

Nasdaq Listing Matters

Nasdaq Minimum Bid Price Notification

On August 6, 2026, the Company received a written notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (the “Nasdaq Staff”) notifying the Company that, for the preceding 33 consecutive business days, the closing bid price of the Company’s Class A Common Stock was below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The notification letter has no immediate effect on the listing or trading of the Company’s Class A Common Stock, which continues to trade on The Nasdaq Capital Market under the symbol “AVAT.” In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided 180 calendar days, or until February 2, 2027, to regain compliance. Compliance may be achieved if the closing bid price of the Company’s Class A Common Stock is at least $1.00 per share for a minimum of ten consecutive business days during the compliance period. If the Company does not regain compliance by February 2, 2027, it may be eligible for an additional 180-calendar-day compliance period, provided it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market (other than the bid price requirement) and provides written notice of its intention to cure the deficiency, by effecting a reverse stock split if necessary. If the Company is not eligible or it appears to Nasdaq that the Company will not be able to cure the deficiency, Nasdaq will provide notice that the Company’s Class A Common Stock is subject to delisting, at which time the Company may appeal the determination to a hearing panel. On October 7, 2026, the Company received a letter from the Nasdaq Staff notifying the Company that it had regained compliance with the Minimum Bid Price Requirement. The Company disclosed the receipt of the letter in a Current Report on Form 8-K filed with the SEC on October 9, 2026.

Nasdaq Market Value of Listed Securities Requirement

On August 6, 2026, the Company also received a written notification letter from the Nasdaq Staff notifying the Company that, for the preceding 33 consecutive business days, the market value of listed securities (“MVLS”) of the Company’s Class A Common Stock was below the minimum $35 million threshold required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “MVLS Requirement”). Nasdaq Listing Rule 5550(b) requires listed companies to maintain at least one of the following: (i) a minimum of $2.5 million in stockholders’ equity, (ii) an MVLS of at least $35 million, or (iii) net income from continuing operations of at least $500,000. On August 25, 2026, the Company received a letter from the Nasdaq Staff stating that, based on the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2026, evidencing stockholders’ equity of $83,766,235, the Nasdaq Staff has determined that the Company complies with Nasdaq Listing Rule 5550(b) and that matter is now closed.

Note 9. Fair Value Measurements

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of September 30, 2026 and December 31, 2025:

	Fair value measured at September 30, 2026
	Total carrying	Quoted prices in	Significant other	Significant
	value at	active markets	observable inputs	unobservable
	September 30, 2026	(Level 1)	(Level 2)	inputs (Level 3)
Assets:
Digital assets - AVAX	$145,488,349	$145,488,349	$—	$—
USDC	1,011,949	1,011,949	—	—
Total assets	$146,500,298	$146,500,298	$—	$—
Liabilities:
Earn out liability	$2,882,667	$—	$—	$2,882,667

	Fair value measured at December 31, 2025
	Total carrying	Quoted prices in	Significant other	Significant
	value at	active markets	observable inputs	unobservable
	December 31, 2025	(Level 1)	(Level 2)	inputs (Level 3)
Assets:
Digital assets - AVAX	$167,093,560	$167,093,560	$—	$—
USDC	3,373,564	3,373,564	—	—
Total assets	$170,467,124	$170,467,124	$—	$—
Liabilities:
Token sale liability	$40,010,988	$—	$40,010,988	$—

AVAX and USDC

In determining the value of its AVAX and USDC investments, the Company uses quoted prices as determined by utilizing Coinbase closing prices at 12:00 AM UTC.

Token Sale Liability

In determining the fair value of the token sale liability, the Company used quoted prices as determined by utilizing Coinbase closing prices at 12:00 AM UTC, net of cash received.

stAVAX and sAVAX

Certain assets are measured at fair value on a nonrecurring basis when events or changes in circumstances indicate that the carrying amount may not be recoverable. As of September 30, 2026 and December 31, 2025 the Company recognized impairment charges related to its stAVAX and sAVAX, which are accounted for as indefinite-lived intangible assets.

For the three and nine months ended September 30, 2026, the Company recognized impairment losses of $— and $5.5 million, respectively, related to its stAVAX due to declining market values of AVAX. Fair value was determined using the quoted price of AVAX because stAVAX does not have a directly observable quoted price in an active market.

For the three and nine months ended September 30, 2026, the Company recognized impairment losses of $— and $10.7 million, respectively, related to its sAVAX due to declining market values of AVAX. Fair value was determined using the quoted price of AVAX because sAVAX does not have a directly observable quoted price in an active market.

Earn-out liability

As of September 30, 2026, the Company measured the earn-out liability using a Monte Carlo simulation based on a Geometric Brownian Motion in a risk-neutral framework.

Significant unobservable inputs used in the valuation as of September 30, 2026 included the following:

Unobservable Input	Value / Range
Expected volatility	80.0% – 85.0%
Risk-free interest rate	4.90% – 5.01%
Expected term	2.7- 4.7 years
Stock price	$1.83

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

The Company earns staking rewards in exchange for delegating digital assets to support network validation activities on the Avalanche blockchain protocol. Staking rewards consist of block rewards, transaction fees, and, where applicable, supplemental protocol incentives. Rewards are distributed directly by the Avalanche protocol to the Company’s designated wallet. See Note 4 for the Company’s revenue recognition policy for staking rewards.

Agent Considerations

Staking Activities

The Company engages third-party service providers to facilitate staking activities on its blockchain nodes. While the Company determines the amount of AVAX staked and the timing of staking and unstaking, the third-party service providers control the underlying infrastructure critical to the staking process, including node availability and the ability to meet the network’s uptime requirements necessary to earn staking rewards. Accordingly, the Company has determined that it is the agent in these arrangements and recognizes staking rewards on a net basis as revenue. Staking revenue, net of fees, for the three and nine months ended September 30, 2026 was as follows:

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2026	2026
Staking rewards, gross	$673,904	$3,436,169
Less: fees paid to third-party service providers	(55,293)	(126,001)
Staking rewards, net of fees	618,611	3,310,168
Liquid staking rewards (see below)	—	910,987
Staking revenue, net of fees	$618,611	$4,221,155

Liquid Staking Activities

Separately, the Company participates in liquid staking by staking AVAX through third-party liquid staking protocols rather than operating its own validators. In connection with these activities, the Company receives liquid staking tokens, including stAVAX and sAVAX, representing claims on underlying staked AVAX and accumulated staking rewards. Unlike the Company’s traditional staking activities, liquid staking rewards are not distributed separately while the liquid staking tokens are held. Instead, staking rewards accrue through increases in the respective AVAX-to-stAVAX and AVAX-to-sAVAX exchange rates and are realized upon redemption of the liquid staking tokens for AVAX. For the nine months ended September 30, 2026, the Company recognized $910,987 of revenue from liquid staking rewards upon redemption, consisting of $660,693 related to stAVAX and $250,294 related to sAVAX, in the accompanying unaudited condensed consolidated statements of operations. No liquid staking rewards were recognized during the three months ended September 30, 2026 because all stAVAX and sAVAX had been redeemed prior to July 1, 2026.

Service Fees

Validator node operators are compensated based on a percentage of staking rewards earned, generally ranging from 2.5% to 3.0%. Fees under the Chorus One and Tarmac arrangements are settled in AVAX and measured at fair value at contract inception. Fees under the ParaFi arrangement were invoiced monthly and settled in fiat currency through June 30, 2026; beginning in July 2026, ParaFi fees are invoiced in AVAX and settled in AVAX. Fees paid to third-party node operators are netted against gross staking rewards, with the resulting net amount recognized as revenue in the period the staking rewards are earned, because the Company acts as an agent in these arrangements (see Note 4). Fees paid to third-party service providers also include custody, staking and tri-party fees charged by the Company’s custodians, which are not based on a percentage of staking rewards. As a result, fees as a percentage of gross staking rewards for interim periods may differ from the rates charged by node operators.

Note 11. Digital Assets

Digital assets — AVAX

The following table summarizes the Company’s total digital assets — AVAX holdings, as shown on the accompanying balance sheet as of September 30, 2026 and December 31, 2025:

The cost basis for the AVAX represents the cost at the time the Company received or purchased the AVAX.

	September 30, 2026
Asset	Tokens	Cost basis	Fair value
AVAX	13,312,754	$217,552,322	$145,488,349

	December 31, 2025
Asset	Tokens	Cost basis	Fair value
AVAX	13,579,449	$263,431,911	$167,093,560

As of September 30, 2026, the Company’s AVAX holdings were classified as follows:

AVAX	Fair value as of
tokens	September 30, 2026	Classification
1,609,888	$17,593,657	Current – unrestricted AVAX that management expects to sell within the next twelve months (see Note 2)
3,424,870	37,428,616	Noncurrent – unrestricted AVAX not subject to lock-up restrictions or pledged as collateral
3,010,907	32,904,694	Noncurrent – pledged as collateral under the July 2026 Collateralized Term Loan (see Note 7)
5,267,089	57,561,382	Noncurrent – subject to contractual lock-up restrictions (see Note 4)
13,312,754	$145,488,349

The following table presents a roll forward of the Company’s AVAX as of September 30, 2026:

Amount
AVAX as of December 31, 2025	$167,093,560
Partial contribution from Subscription agreements	699,797
Digital assets received from staking rewards	3,436,168
Fees paid in AVAX	(126,001)
Deposits of AVAX staked into liquid staking activities	(27,511,488)
Receipt of AVAX from redemption in liquid staking activities - sAVAX	18,985,510
Receipt of AVAX from redemption in liquid staking activities - stAVAX	11,569,313
Receipt of AVAX from redemption in liquid staking activities - sAVAX (rewards)	250,294
Receipt of AVAX from redemption in liquid staking activities - stAVAX (rewards)	660,693
Sales of AVAX	(15,291,527)
Realized loss on digital assets	(38,699,853)
Change in fair value of digital assets	24,421,883
AVAX at fair value as of September 30, 2026	$145,488,349

Sales of AVAX to the Foundation

During the three months ended September 30, 2026, the Company sold 2,082,371 AVAX tokens to the Foundation in three privately negotiated tranches on August 21, August 27 and September 24, 2026, for aggregate proceeds of $15,000,000, consisting of $10,000,000 in cash and $5,000,000 in USDC. The price for each tranche was set at a 10% discount to the reference price of AVAX for that tranche, which was the average of the daily closing prices of AVAX over a five-day period preceding the effective date of the applicable token sale agreement. The AVAX sold were tokens acquired from the Foundation under the TSA that were subject to the lock-up described in Note 4; for each sale, the Foundation provided a limited consent waiving the lock-up for the tokens sold, and the tokens sold reduced the lock-up releases scheduled for the final months of the lock-up period. The cash proceeds from the first two tranches were used, together with other available funds, to repay the FalconX Credit Facility (see Note 7). The third tranche closed on September 24, 2026, and its proceeds of $5,000,000 were received in USDC. The Company also sold 32,500 AVAX in the open market on September 22, 2026 for cash proceeds of $291,527.

The Company recognized a realized loss of $25,210,596 on the sales of AVAX to the Foundation, measured as the difference between the proceeds of $15,000,000 and the cost basis of the AVAX sold of $40,210,596, determined using specific identification, which is included in realized loss on digital assets. Upon the sales, the Company also reversed $23,238,468 of cumulative unrealized losses previously recognized on those tokens, a portion of which was recognized during the year ended December 31, 2025; the reversal is included in change in fair value of digital assets.

Digital assets — stAVAX

The following table presents a roll forward of the Company’s stAVAX as of September 30, 2026:

Amount
Balance at December 31, 2025	$15,246,914
Disposal of stAVAX	(11,569,313)
Impairment loss on stAVAX tokens	(5,487,722)
Gain on redemption in liquid staking activities - stAVAX	1,810,121
Balance at September 30, 2026	$—

As of September 30, 2026 the Company did not hold any stAVAX.

Digital assets — sAVAX

The following table presents a roll forward of the Company’s sAVAX as of September 30, 2026:

Amount
Balance at December 31, 2025	$—
sAVAX received for AVAX staked	27,511,488
Disposal of sAVAX	(18,985,510)
Impairment loss on sAVAX tokens	(10,672,560)
Gain on redemption in liquid staking activities - sAVAX	2,146,582
Balance at September 30, 2026	$—

As of September 30, 2026 the Company did not hold any sAVAX.

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

The following table sets forth the computation of basic and diluted net income (loss) per share attributable to holders of Class A common stock for the three and nine months ended September 30, 2026:

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2026	2026
Numerator:
Net income (loss) attributable to holders of Class A common stock	$54,593,889	$(16,844,143)
Denominator:
Weighted-average shares of Class A common stock outstanding - basic	34,647,696	30,478,754
Effect of dilutive share-based awards	966,264	—
Weighted-average shares of Class A common stock outstanding - diluted	35,613,960	30,478,754
Basic net income (loss) per share of Class A common stock	$1.58	$(0.55)
Diluted net income (loss) per share of Class A common stock	$1.53	$(0.55)

For the period from August 20, 2025 (inception) through September 30, 2025, net loss per share of Class A common stock of $(362.35) was computed by dividing the net loss of $362,717 by the 1,001 weighted-average shares of Class A common stock outstanding. For the nine months ended September 30, 2026, the Company reported a net loss and all potentially dilutive securities were excluded from diluted net loss per share because their effect would have been anti-dilutive. For the three months ended September 30, 2026, the dilutive effect of stock options and RSUs was determined using the treasury stock method, based on an average market price of the Class A common stock of approximately $0.72 per share for the period, which resulted in 966,264 incremental shares from stock options and no incremental shares from RSUs. The 3,600,000 earn-out shares held in escrow are contingently issuable shares and were excluded because the stock-price conditions of the Triggering Events ($13.00, $15.00 and $17.00 per share) had not been satisfied as of September 30,

2026. The following potentially dilutive securities were excluded from the computation of diluted net income (loss) per share because their effect would have been anti-dilutive or, for the earn-out shares, because the applicable conditions had not been satisfied:

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2026	2026
Stock options	77,263	3,970,534
Restricted stock units	1,288,323	1,288,323
Earn-out shares held in escrow	3,600,000	3,600,000
Total	4,965,586	8,858,857

Note 13. Stock-Based Compensation

2026 Omnibus Incentive Plan

The Company maintains the 2026 Omnibus Incentive Plan (the “Plan”), which provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other stock-based and cash-based awards to eligible employees, directors and consultants. The Plan is administered by the Compensation Committee of the Board of Directors. As of September 30, 2026, 9,000,000 shares of Class A common stock were authorized for issuance under the Plan, of which 3,741,143 shares remained available for future grants. On each January 1 from 2027 through 2036, the number of shares reserved under the Plan increases by a percentage of the fully diluted shares outstanding on the last day of the preceding year, or a lesser number determined by the plan administrator.

Stock Option Awards

Executive Officer Awards

On July 12, 2026, the Compensation Committee of the Board of Directors approved stock option awards under the Plan to Gerald Bartholomew Smith, the Company’s Chief Executive Officer, and Laine Mihalchick Moljo, the Company’s Chief Operating Officer, to purchase 2,700,000 shares and 1,100,000 shares, respectively, of the Company’s Class A common stock at an exercise price of $0.54 per share.

The executive options vest in three equal annual installments on January 12, 2027, 2028 and 2029, subject to the continued employment of the respective executive through each applicable vesting date. The awards provide for accelerated vesting upon certain qualifying termination events in connection with a change in control. The options expire on the tenth anniversary of the grant date.

Non-Employee Director Awards

During the three months ended September 30, 2026, the Compensation Committee approved stock option awards to non-employee directors under the Plan as follows:

On August 27, 2026, Paul Grinberg was granted options to purchase an aggregate of 93,271 shares of the Company’s Class A common stock at an exercise price of $0.63 per share, which was equal to the closing price of the Company’s Class A common stock on the grant date, in connection with his appointment to the Board of Directors. Mr. Grinberg’s award consists of (i) an initial option award covering 66,363 shares and (ii) an annual option award covering 26,908 shares. The options expire on August 27, 2036.

On September 8, 2026, Virginia Gambale was granted options to purchase an aggregate of 77,263 shares of the Company’s Class A common stock at an exercise price of $0.85 per share, which was equal to the closing price of the Company’s Class A common stock on the grant date, in connection with her appointment to the Board of Directors. Ms. Gambale’s award consists of (i) an initial option award covering 66,512 shares and (ii) an annual option award covering 10,751 shares. The options expire on September 8, 2036.

The initial option awards vest in three equal installments during each of the first three 12-month periods following the grant date on the earlier to occur during each such 12-month period of (i) the anniversary of the grant date and (ii) the annual meeting of the Company’s stockholders, subject to the director’s continued service with the Company or an affiliate through each applicable vesting date. The annual option awards vest in full on the earlier to occur of (i) the first anniversary of the grant date and (ii) the first annual meeting of the Company’s stockholders to occur following the grant date, subject to the director’s continued service with the Company or an affiliate through the vesting date.

Restricted Stock Unit Awards

On September 28, 2026, the Company granted 1,288,323 restricted stock units (“RSUs”) under the Plan to certain officers and employees, with a grant-date fair value of $1.67 per unit, or $2,151,499 in the aggregate. The RSUs vest ratably over service periods ranging from 24 to 48 months measured from each grantee’s vesting commencement date, which for certain grantees preceded the grant date, subject to the grantee’s continued service through each applicable vesting date. As a result, 212,425 RSUs were vested as of September 30, 2026, and no shares of Class A common stock had been issued in settlement of vested RSUs as of that date.

Stock-Based Compensation Expense

The Company estimated the fair value of the stock options granted to executive officers during the three months ended September 30, 2026 using the Black-Scholes option pricing model, which resulted in a grant-date fair value of $0.432 per option, or $1,641,600 in the aggregate.

The Company estimated the fair value of the stock options granted to non-employee directors using the Black-Scholes option pricing model with the same expected term, risk-free interest rate and volatility assumptions, which resulted in grant-date fair values of $0.543 per option for the options granted on August 27, 2026 and $0.733 per option for the options granted on September 8, 2026, or $107,280 in the aggregate. The initial director awards vest in three equal annual installments and the annual director awards vest in full on the earlier of the first anniversary of the grant date and the first annual meeting of stockholders following the grant date, in each case subject to continued service.

The grant-date fair value of the executive officer stock options was estimated using the following assumptions:

Executive officer stock options granted
Assumption	July 12, 2026
Stock price (closing price on July 13, 2026)	$0.504
Exercise price	$0.54
Expected term	5.75 years
Risk-free interest rate	5.01%
Expected volatility	85.0%
Expected dividend yield	0.0%

The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of each award. The Company recognized stock-based compensation expense of $811,119 for each of the three and nine months ended September 30, 2026 and is included in general and administrative expenses in the unaudited condensed consolidated statements of operations. The Company did not recognize stock-based compensation expense for the period from August 20, 2025 (inception) through September 30, 2025. As of September 30, 2026, total unrecognized compensation cost related to unvested stock options and RSUs was approximately $3,089,261, which is expected to be recognized over a weighted-average period of approximately 2.3 years.

The following table summarizes stock option activity for the nine months ended September 30, 2026:

	Number of	Weighted-Average
	Options	Exercise Price
Outstanding at December 31, 2025	—	$—
Granted	3,970,534	0.55
Exercised	—	—
Forfeited or expired	—	—
Outstanding at September 30, 2026	3,970,534	$0.55

As of September 30, 2026, the outstanding stock options had a weighted-average remaining contractual term of approximately 9.8 years and an aggregate intrinsic value of $5,089,643, based on the closing price of the Company’s Class A common stock of $1.83 per share on September 30, 2026. No stock options were vested or exercisable as of September 30, 2026.

The following table summarizes RSU activity for the nine months ended September 30, 2026:

		Weighted-Average
	Number of	Grant-Date
	RSUs	Fair Value
Unvested at December 31, 2025	—	$—
Granted	1,288,323	1.67
Vested	(212,425)	1.67
Forfeited	—	—
Unvested at September 30, 2026	1,075,898	$1.67

The total grant-date fair value of RSUs as of September 30, 2026 was $2,151,499.

Note 14. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to November 12, 2026, the date the financial statements are issued. Based on this review, other than as described below, the Company did not identify any subsequent events that would require adjustment to, or disclosure in, the condensed consolidated financial statements.

Nasdaq Minimum Bid Price Compliance

On October 7, 2026, the Company received a letter from the Nasdaq Staff notifying the Company that it had regained compliance with the Minimum Bid Price Requirement (see Note 8).

AVAX Price

As of November 10, 2026, the closing price of AVAX was $8.43 per token, compared with $10.93 as of September 30, 2026. Based on that price, the fair value of the 13,312,754 AVAX held by the Company as of September 30, 2026 would have been approximately $112,226,516, compared with $145,488,349 as of September 30, 2026.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Explanatory Note:

On June 11, 2026, Avalanche Treasury Company, LLC (“Avalanche Treasury Company”) completed its business combination with MLAC pursuant to a double-dummy merger structure. The business combination, consummated on June 11, 2026, was accounted for as a reverse recapitalization in accordance with U.S. GAAP. As part of the transaction, both Avalanche Treasury Company and MLAC became wholly owned subsidiaries of a newly formed parent company, Avalanche Treasury Corporation (the “Company”). This Quarterly Report on Form 10-Q is filed by the Company under its current name and CIK.

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

Business Combination with MLAC

On October 1, 2025, MLAC, the Company, Avalanche SPAC Merger Sub LLC, a Delaware limited liability company (“MLAC Merger Sub”), Company Merger Sub, Avalanche Treasury Company and Dragonfly entered into the Business Combination Agreement. In connection with the closing of the Business Combination Agreement, on June 11, 2026, (i) MLAC domesticated by way of continuation out of its jurisdiction of incorporation from the Cayman Islands into the State of Delaware (the “Domestication”), (b) MLAC Merger Sub merged with and into MLAC, with MLAC surviving the MLAC Merger as a wholly owned subsidiary of the Company, and (c) Company Merger Sub merged with and into Avalanche Treasury Company (the “Company Merger” and, together with the MLAC Merger, the “Mergers”, and together with the Domestication and all other transactions contemplated by the Business Combination Agreement, the “Business Combination”), with Avalanche Treasury Company surviving the Company Merger as a wholly owned subsidiary of the Company.

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

Concurrently with the execution of the Business Combination Agreement and the Contribution Agreement, Avalanche Treasury Company, the Company, Avalanche BVI and Avalanche Cayman entered into the Token Sale Agreement, pursuant to which, in October 2025, the Foundation sold $200 million of AVAX tokens on a pre-discount basis to Avalanche Treasury Company in exchange for, at a 60% discount, (i) $50 million in cash or USDC and (ii) $30 million in the form of 3,000,000 shares of Class A Common Stock.

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

On May 29, 2026, Avalanche Treasury Company and the Lender executed a loan term sheet, pursuant to which the Company agreed to borrow from the Lender, and the Lender agreed to lend to the Company, a loan of $23 million pursuant to an open loan (the “May 2026 Collateralized Open Loan”). The loan fee is 7% per annum. On June 10, 2026, the Company and the Lender executed an amended loan term sheet, effective June 11, 2026, which amended, restated and superseded the May 29, 2026 loan term sheet in its entirety and provided for a loan of $23 million at a loan fee of 7% per annum.

At Closing, the Company pledged approximately 5.6 million AVAX pursuant to the May 2026 Collateralized Open Loan, which was based on an initial collateral ratio of 200%. The collateral was held in a segregated custody account with Anchorage Digital Bank N.A. (“Anchorage”) pursuant to an Account Control Agreement among Anchorage, the Company and the Lender. The May 2026 Collateralized Open Loan was repaid in full during the three months ended September 30, 2026 and the pledged collateral was released.

On July 2, 2026, the Company signed a Master Digital Currency Loan Agreement (the “Galaxy Digital Master Digital Currency Loan Agreement”) with Galaxy Digital LLC (the “Galaxy Digital”) to facilitate the potential future execution of collateralized loans in which Galaxy Digital may lend to the Company certain Digital Currency or cash (dependent on the loaned asset specified in the relevant executed loan term sheet) and the Company would pay a borrow fee as well as pledge collateral on or prior to the date of any drawdown pursuant to such future loan term sheet, as applicable. The loans under the Master Digital Currency Loan Agreement may be open loans without a maturity date, whereby the Company may repay and Galaxy Digital may recall the loan at any time, or term loans with a predetermined maturity date.

On July 10, 2026, the Company and Galaxy Digital executed a loan term sheet, pursuant to which the Company agreed to borrow from Galaxy Digital, and Galaxy Digital agreed to lend to the Company, a loan of $10 million pursuant to a term loan with a maturity date of January 10, 2027 (the “July 2026 Collateralized Term Loan”). The borrow fee is 10.5% per annum. The Company pledged approximately 3.0 million AVAX pursuant to the July 2026 Collateralized Term Loan, which was based on an initial collateral level of 180%. The collateral is held in a segregated custody account with Anchorage pursuant to an Account Control Agreement among Anchorage, the Company and Galaxy Digital.

On August 24, 2026, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $10,000,000 of the Company’s Class A common stock (the “Repurchase Program”). Repurchases under the Repurchase Program may be made from time to time, on the open market, in privately negotiated transactions or otherwise, as determined by management. During the three and nine months ended September 30, 2026, the Company repurchased 2,889,440 shares of Class A common stock for an aggregate cost of $3,281,631. The Repurchase Program does not have an expiration date.

During the three months ended September 30, 2026, the Company sold 2,082,371 AVAX tokens to the Foundation in three privately negotiated tranches on August 21, August 27 and September 24, 2026, for aggregate proceeds of $15.0 million, consisting of $10.0 million in cash and $5.0 million in USDC, with the price for each tranche set at a 10% discount to the reference price of AVAX. The Company used the proceeds of the July 2026 Collateralized Term Loan and the cash proceeds from the first two tranches, together with other available funds, to repay in full all outstanding principal and accrued interest under the FalconX Credit Facility. In connection with the repayment, the approximately 7.8 million AVAX pledged as collateral were released from the tri-party custody account on August 13, 2026 and September 2, 2026.

Nasdaq Minimum Bid Price Notification

On August 6, 2026, the Company received a written notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the preceding 33 consecutive business days, the closing bid price of the Company’s Class A Common Stock was below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The notification letter has no immediate effect on the listing or trading of the Company’s Class A Common Stock, which continues to trade on The Nasdaq Capital Market under the symbol “AVAT.” In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided 180 calendar days, or until February 2, 2027, to regain compliance. Compliance may be achieved if the closing bid price of the Company’s Class A Common Stock is at least $1.00 per share for a minimum of ten consecutive business days during the compliance period. If the Company does not regain compliance by February 2, 2027, it may be eligible for an additional 180-calendar-day compliance period, provided it meets the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market (other than the bid price requirement) and provides written notice of its intention to cure the deficiency, by effecting a reverse stock split if necessary. If the Company is not eligible or it appears to Nasdaq that the Company will not be able to cure the deficiency, Nasdaq will provide notice that the Company’s Class A Common Stock is subject to delisting, at which time the Company may appeal the determination to a hearing panel. On October 7, 2026, the Company received a letter from Nasdaq notifying the Company that it had regained compliance with the Minimum Bid Price Requirement, as disclosed in the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2026.

Nasdaq Market Value of Listed Securities Compliance

As previously disclosed, on August 6, 2026, the Company received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company did not comply with the requirement to maintain an MVLS of $35 million as required for continued listing on the Nasdaq Capital Market set forth in Nasdaq Listing Rule 5550(b)(2). Nasdaq Listing Rule 5550(b) requires listed companies to maintain at least one of the following: (i) a minimum of $2.5 million in stockholders’ equity, (ii) an MVLS of at least $35 million, or (iii) net income from continuing operations of at least $500,000. On August 25, 2026, the Company received a letter from Nasdaq Staff stating that, based on the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2026, evidencing stockholders’ equity of $83,766,235, Nasdaq Staff has determined that the Company complies with Nasdaq Listing Rule 5550(b) and that matter is now closed.

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

The following macroeconomic factors and trends as they relate to AVAX may specifically impact our business:

●	Price of AVAX. Our business is heavily dependent on the price of AVAX, which has historically experienced significant volatility. We have acquired AVAX, and may in the future acquire additional AVAX, through at-market purchases to build our strategic reserve of AVAX. Under ASU 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), AVAX is revalued at fair value at the end of each reporting period, with changes in fair value recognized in net loss. As a result, fluctuations in the price of AVAX may significantly impact our results of operations.

●	Awareness. We expect the perception of Avalanche as a legitimate and secure blockchain network, and in turn the perception of AVAX as a legitimate and secure asset class, by the general public will play a crucial role in the success of our business. The pace and effectiveness of continued education and awareness is expected to impact adoption rates. Due to the rapidly evolving nature of digital assets and the volatile price of AVAX, which has experienced and continues to experience significant movements, we expect that our operating results will fluctuate significantly from quarter to quarter in accordance with market sentiments and movements in the broader AVAX economy.
●	Regulation. The global regulatory and political landscape for AVAX, including developments concerning legal status, accounting and tax treatment and other compliance-related programs surrounding digital assets will significantly impact the popularity and value of AVAX. Political support or favorable regulations may encourage adoption, while restrictive measures may hinder it, which, in each case, may have a significant impact on our business.
●	Institutional Adoption. Increased participation by institutional investors, including hedge funds, mutual funds, corporations and nation states can drive market confidence and liquidity, supporting continued growth and utility of AVAX and the Avalanche blockchain network.
●	Monetary Policy. Central bank monetary policies, especially those related to interest rates and monetary supply, may influence AVAX adoption. Low-interest rates and expansive monetary policies that lead to currency debasement may lead to a search for alternative investments like AVAX, which may have a positive impact on our business.
●	Technological Innovation. Advances in blockchain technology, improvements in scalability and enhanced security protocols may increase AVAX adoption and integration of AVAX and the Avalanche blockchain network into various financial systems. Conversely, as blockchain technology and digital asset become more widely accepted, we expect competition to further intensify in the future. We will compete for capital, and the Avalanche blockchain network will compete for user adoption, with a number of companies and ecosystem participants within the United States and abroad, including those that focus on traditional financial services and those that focus on blockchain or AVAX-focused services and technology infrastructure.

Plan of Operations and Expected Revenue Sources

The Company generates revenue through the following key business lines:

●	AVAX Accumulation at Scale. The Company aims to broaden access to AVAX for a wide range of public-market investors with diverse objectives and risk profiles by opportunistically offering a range of capital raising instruments that present varying degrees of Avalanche and AVAX exposure. The Company intends to accumulate AVAX over time through a blended offering of equity and debt instruments, which may be subscribed with cash or AVAX, as well as the deployment of non-AVAX offering proceeds to acquire additional AVAX in the market. Such offerings and acquisitions will be strategically considered and paced based on market conditions and other factors, including (i) market price of AVAX and related trends, (ii) macroeconomic factors, (iii) market appetite and demand and (vi) the Class A Common Stock price, including such price relative to the net asset value of its AVAX holdings. The Company does not currently intend to hold any other cryptocurrencies as its main treasury asset, however it may, in the execution of its strategy, periodically hold other digital assets. The Company retains the flexibility to sell AVAX under certain circumstances, such as to meet operational needs, comply with legal or regulatory obligations, pursue certain investment strategies or for general corporate purposes. In addition, where the Class A Common Stock trades at a meaningful discount to our estimated mNAV relative to the prevailing AVAX price, we may sell a portion of our AVAX or use cash to fund opportunistic share repurchases through open market transactions, block trades, privately negotiated transactions or otherwise. We believe this disciplined capital-allocation approach, dynamically arbitraging the relationship between our share price, implied premium/discount to mNAV and the AVAX price, can be accretive to mNAV per share and align with long-term shareholder value. Any such activity would be subject to applicable law, our liquidity and risk parameters, market conditions, internal Board and relevant committee authorization, and there can be no assurance that any repurchases will be undertaken. The Company does not currently plan to engage in hedging its AVAX exposure. The Company retains the option to revisit its AVAX accumulation strategy or any related policies periodically as part of its ongoing strategic review and risk management.

●	Active AVAX Treasury Management. The Company’s active AVAX treasury management strategy initially targets (i) the staking of AVAX and (ii) the deployment of AVAX to traders, market makers, asset managers and other crypto market participants to with the goal of adopting conservative yield approaches focused on preservation and consistent returns, in each case subject to market conditions and other factors, intended to generate AVAX for treasury growth or the payment of operating expenses. To optimize staking returns while mitigating risks, we carefully monitor our staking operations. This begins with the selection and oversight of trusted third-party staking providers, and extends to ongoing operational involvement. For example, we conduct independent monitoring of validator performance alongside periodic reports provided by our staking service providers and to reinvest accrued staking rewards into the establishment of additional validators, where practicable. These practices are intended to support compounding yield, safeguard validator performance and promote transparency throughout our AVAX staking process. Determinations with respect to our AVAX management strategy, particularly with regards to the deployment of AVAX, other digital assets or fiat to traders, market makers, asset managers and other crypto market participants to execute any of our trading or yield strategies, are made from time to time by assessing market factors including, but not limited to, (i) the current market price of AVAX, (ii) price trends and market level analysis, (iii) analysis of the broader macroeconomic environment and (iv) the Company’s relative stock performance. In pursuit of this strategy, we may utilize AVAX-specific key performance indicators including AVAX reserves per share to assess our performance and guide our operations. These Key Performance Indicators (“KPIs”) are intended to efficiently communicate the Company’s mission of providing the best vehicle for secure, transparent and yield-generating exposure to AVAX at institutional scale. Management’s AVAX strategy does not include any fixed delegation or staking percentages or allocations, and is generally designed to preserve management’s flexibility and business judgment in deploying AVAX and adapting to rapidly changing, fluid market conditions. For example, longer staking durations can amount to less liquidity - in periods where greater liquidity is desired, management may elect to pursue exclusively shorter staking durations. This strategy also contemplates that the Company may, from time to time, subject to market conditions and other factors, (i) sell AVAX for general corporate purposes or in furtherance of strategies that the Company believes are accretive to shareholders, (ii) enter into additional capital raising transactions and (iii) consider the pursuit of strategies that monetize or otherwise utilize its AVAX holdings to generate funds or income streams through the development and commercialization of new AVAX-based smart contracts and decentralized applications for services and products. The Company currently engages in staking via third-party node operators as part of its active treasury management strategy.
●	AVAX Technology and Ecosystem Partner. In addition to aiming to deliver secure, transparent and yield-generating exposure to AVAX at an institutional scale, the Company may pursue a range of additional Avalanche-related business activities. We intend to evaluate opportunities to operate our own validator nodes independent of third-party service providers to consolidate our staking efforts. We also plan to actively support and engage with Avalanche-native projects via potential ecosystem partnerships with enterprises, asset managers and other participants, and also via early participation in emergent protocols and L1s. We may provide turnkey infrastructure solutions for enterprises, decentralized autonomous organizations and Avalanche-native builders seeking access to Avalanche’s consensus and blockspace economy. We may also pursue on-chain opportunities that offer attractive risk adjusted returns, such as infrastructure solutions for Avalanche-native builders or other staking solutions for enterprises and funds seeking to generate AVAX-denominated revenue. The development and launch of any such activities would require significant organizational, operational and regulatory preparation. These initiatives are subject to various legal and compliance considerations, including oversight by the SEC, the CFTC, FinCEN and state-level regulators such as those in Delaware, as well as compliance with applicable anti-money laundering and other financial laws. Planning for these potential activities has begun, however, there can be no assurance as to the timing or outcome of any such efforts.

Results of Operations

For the period from August 20, 2025 (inception) through September 30, 2025, the Company had no staking revenue and incurred general and administrative expenses of $362,717, resulting in a net loss of $362,717. The following table sets forth our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2026:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2026	September 30, 2026
Staking revenue, net of fees	$618,611	$4,221,155

Operating expenses:
General and administrative	3,213,898	8,655,326
Transaction costs incurred in connection with the Business Combination	—	15,213,769
Change in fair value of digital assets	(85,211,277)	(24,421,883)
Realized loss on digital assets	25,160,024	35,656,518
Impairment of digital assets	—	16,160,282
Income (loss) from operations	57,455,966	(47,042,857)

Other income (expense):
Change in fair value of token sale liability	—	41,419,685
Loss on settlement of token sale liability	—	(6,958,697)
Initial recognition of Earn-Out liability	—	(3,153,333)
Change in fair value of Earn-Out liability	(2,509,334)	270,666
Initial recognition of post share issuance liability	—	(3,700,000)
Change in fair value of post issuance liability	—	2,700,000
Other income	13,568	49,442
Interest expense	(388,221)	(472,029)
Interest income	21,910	42,980
Total other income (expense)	(2,862,077)	30,198,714

Income (loss) before provision for income taxes	54,593,889	(16,844,143)
Provision for income taxes	—	—
Net income (loss)	$54,593,889	$(16,844,143)

Staking Revenue, Net of Fees

Staking revenue, net of fees, for the three and nine months ended September 30, 2026, was $618,611 and $4,221,155, respectively. For the three and nine months ended September 30, 2026, revenue from traditional staking activities was $618,611 and $3,310,168, respectively, primarily driven by staking rewards earned on digital assets held and delegated by Avalanche Treasury Company LLC, net of validator and platform fees of $55,293 and $126,001, respectively.

Included in the above staking revenue, for the nine months ended September 30, 2026, the Company recognized $910,987 of revenue from liquid staking activities upon redemption of liquid staking tokens, consisting of $660,693 related to stAVAX and $250,294 related to sAVAX. No liquid staking revenue was recognized during the three months ended September 30, 2026. Liquid staking rewards accrue through increases in the respective AVAX-to-stAVAX and AVAX-to-sAVAX exchange rates and are recognized when the related liquid staking tokens are redeemed for AVAX.

General and Administrative Expenses

General and administrative expenses for the three and nine months ended September 30, 2026 were $3,213,898 and $8,655,326, respectively. General and administrative expenses consisted primarily of personnel-related costs, including salaries, bonuses, benefits and stock-based compensation, professional fees, insurance expense, and other corporate overhead costs. Professional fees were primarily attributable to legal, accounting, audit, advisory, SEC reporting, and compliance-related services incurred in connection with operating as a public company. The remaining expenses consisted principally of technology and software subscriptions, office membership fees, travel, marketing, transfer agent fees, and other administrative costs.

Transaction Costs Incurred in Connection with the Business Combination

No transaction costs were incurred during the three months ended September 30, 2026. Transaction costs for the nine months ended September 30, 2026, all of which were incurred in connection with the closing of the Business Combination on June 11, 2026, were as follows:

Nine months ended
September 30, 2026
Legal	$5,835,984
Professional fees	9,373,385
Other expenses	4,400
Total	$15,213,769

These costs are considered one time costs for the purpose of completing the Business Combination.

Changes in Fair Value of Digital Assets

Changes in fair value of digital assets resulted in gains of $85.2 million and $24.4 million for the three and nine months ended September 30, 2026, respectively. Both amounts include the reversal of $23.2 million of cumulative unrealized losses previously recognized on the AVAX sold to the Foundation, a portion of which was recognized in 2025 (see Realized Gain (Loss) on Digital Assets below). The remaining gain for the three months ended September 30, 2026 reflects the increase in the price of AVAX from $6.53 at June 30, 2026 to $10.93 at September 30, 2026. For the nine months ended September 30, 2026, the gain primarily reflects that reversal, partially offset by unrealized losses resulting from the decrease in the price of AVAX from $12.30 at December 31, 2025 to $10.93 at September 30, 2026.

Realized Gain (Loss) on Digital Assets

The Company recognized realized losses on digital assets of $25.2 million and $35.7 million for the three and nine months ended September 30, 2026, respectively, primarily related to dispositions of AVAX at values below their carrying amounts, including a realized loss of $25.2 million on the sale of 2,082,371 AVAX tokens to the Foundation for $15.0 million during the three months ended September 30, 2026. The realized loss on the Foundation sales is measured against the cost basis of the AVAX sold and was largely offset by the reversal of $23.2 million of previously recognized unrealized losses on those tokens, which is included in change in fair value of digital assets.

In addition, in connection with the redemption of its liquid staking assets during the nine months ended September 30, 2026, the Company recognized gains of $1.8 million related to stAVAX and $2.1 million related to sAVAX. These gains resulted from the difference between the carrying amounts of the respective liquid staking assets and the value of AVAX received upon redemption. No such gains were recognized during the three months ended September 30, 2026.

Impairment of Digital Assets

The Company recognized impairment losses on its liquid staking digital assets of $— and $16.2 million for the three and nine months ended September 30, 2026, respectively, consisting of $5.5 million related to stAVAX and $10.7 million related to sAVAX. The impairment losses resulted from declines in the value of the underlying AVAX during the periods in which the Company held stAVAX and sAVAX.

Other Income (Expense)

Other income (expense) for the three and nine months ended September 30, 2026 was net other expense of $2.9 million and net other income of $30.2 million, respectively. Net other expense for the three-month period was primarily driven by a $2.5 million loss from the change in the fair value of the earn-out share liability and interest expense on the Company’s borrowings. Other income for the nine-month period was primarily driven by gains recognized from changes in the fair value of the Company’s token sale liability, earn-out share liability and post-closing share liability, partially offset by a loss recognized upon settlement of the token sale liability and losses on the initial recognition of the earn-out and post-closing share liabilities.

For the three and nine months ended September 30, 2026, we recognized gains of $— and $41.4 million, respectively, related to changes in the fair value of the Company’s token sale liability. These gains resulted from the remeasurement of the liability during the respective periods based on changes in the underlying valuation assumptions and market conditions. On June 11, 2026, the token sale liability was settled through the issuance of Class A common stock and a loss on settlement of $7.0 million was recognized. No token sale liability remained outstanding as of September 30, 2026.

During the nine months ended September 30, 2026, we recognized a loss of $3.2 million upon the initial recognition of the earn-out share liability and a net gain of $0.3 million from the subsequent change in its fair value, which included a loss of $2.5 million during the three months ended September 30, 2026 upon remeasurement of the liability to $2.9 million as of September 30, 2026. We also recognized a loss of $3.7 million upon the initial recognition of the post-closing share liability and a gain of $2.7 million from the subsequent change in its fair value, which was settled through the issuance of 2,000,000 shares of Class A common stock on August 20, 2026.

Interest income was $21,910 and $42,980 for the three and nine months ended September 30, 2026, respectively, and was primarily attributable to interest earned on cash balances. Other income was $13,568 and $49,442 for the three and nine months ended September 30, 2026, respectively, and primarily consisted of yield earned on USDC balances. Interest expense was $388,221 and $472,029 for the three and nine months ended September 30, 2026, respectively, and related to borrowings under the Company’s credit facilities.

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

As of September 30, 2026, the Company had cash of $3,895,611 and USDC of $1,011,949.

Our primary sources of liquidity consist of cash on hand, digital assets and proceeds from financing activities. All amounts outstanding under the collateralized borrowing facility with FalconX Charlie, Inc. were repaid during the three months ended September 30, 2026 and no amounts remained outstanding under that facility as of September 30, 2026. On July 2, 2026, we entered into a Master Digital Currency Loan Agreement with Galaxy Digital LLC and on July 10, 2026 we executed a loan term sheet for a $10.0 million term loan maturing January 10, 2027 with a borrow fee of 10.5% per annum, of which $10,000,000 was outstanding as of September 30, 2026, collateralized by approximately 3,010,907 AVAX tokens with a fair value of approximately $32.9 million.

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

As of September 30, 2026, the Company had cash and USDC of $4.9 million. Management’s twelve-month cash forecast projects a net cash outflow from operations of approximately $5.7 million, consisting of cash operating expenses of approximately $10.9 million, partially offset by staking revenue and interest income of approximately $5.2 million. In addition, the $10.0 million July 2026 Collateralized Term Loan matures on January 10, 2027, and management has included up to $6.7 million of potential share repurchases under the Repurchase Program in its forecast. Management plans to fund these requirements by selling approximately 1.6 million AVAX, with a fair value of $17.6 million as of September 30, 2026, which has been classified as a current asset. As of September 30, 2026, approximately 4.9 million AVAX, with a fair value of approximately $53.8 million, were not subject to lock-up restrictions or pledged as collateral.

Based on its assessment, including the Company’s cash, USDC and AVAX available for sale and its twelve-month cash forecast, management concluded that there are no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date these unaudited condensed consolidated financial statements are issued.

Share Repurchase Program

On August 24, 2026, our Board of Directors approved the Repurchase Program, which authorizes the repurchase of up to $10,000,000 of our Class A common stock. During the three months ended September 30, 2026, we repurchased 2,889,440 shares of Class A common stock for an aggregate cost of $3,281,631, consisting of 370,229 shares repurchased from Astral Horizon, L.P. in privately negotiated transactions for $259,999 and 2,519,211 shares repurchased in the open market through a Rule 10b5-1 trading plan for $3,021,632, including commissions. The repurchases were funded with cash on hand. As of September 30, 2026, $478,368 of cash deposited with the broker to fund future repurchases was included in prepaid expenses and other current assets, and approximately $6,718,369 remained available for future repurchases under the Repurchase Program. Management has included up to $6.7 million of potential repurchases in its twelve-month cash forecast. Repurchases under the Repurchase Program are discretionary, and the Repurchase Program may be modified, suspended or discontinued at any time (see Note 5 to our unaudited condensed consolidated financial statements).

Cash Flows

The following table summarizes the Company’s cash flows for the periods indicated:

For the Nine Months Ended
September 30, 2026
NET CASH USED IN OPERATING ACTIVITIES	$(22,273,465)
NET CASH PROVIDED BY INVESTING ACTIVITIES	$14,689,149
NET CASH PROVIDED BY FINANCING ACTIVITIES	$9,721,125

Cash Flows from Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026 was $22.3 million, compared with a net loss of $16.8 million. The difference between net loss and net cash used in operating activities was primarily attributable to non-cash adjustments, including a $24.4 million change in the fair value of AVAX digital assets, $16.2 million of impairment losses on liquid staking digital assets, $35.7 million of realized losses on AVAX, a $41.4 million change in the fair value of the token sale liability and a $7.0 million loss on settlement of the token sale liability. Net cash used in operating activities also reflects $0.1 million of staking fees settled in digital assets, with no cash impact, and cash paid for interest of $0.4 million on the Company’s borrowings.

Other non-cash adjustments included $3.4 million of staking rewards received in digital assets, $3.2 million and $3.7 million of losses on the initial recognition of the earn-out share liability and the post-closing share liability, respectively, $0.3 million and $2.7 million of gains from the subsequent changes in the fair value of those liabilities, respectively, and $0.8 million of stock-based compensation.

Changes in operating assets and liabilities also affected operating cash flows, primarily reflecting a $1.4 million decrease in amounts due from a related party and a $0.9 million increase in accounts payable and accrued expenses, partially offset by an increase in prepaid expenses and other current assets, including $0.5 million of cash deposited with a broker to fund share repurchases.

Cash Flows From Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2026 was $14.7 million, consisting of $10.3 million of proceeds from the sale of digital assets and $11.4 million of proceeds from the conversion of USDC, partially offset by $7.0 million of purchases of USDC. Proceeds from the sale of digital assets exclude $5.0 million of proceeds from the sale of AVAX to the Foundation that were received in USDC, which is presented as a non-cash investing activity.

The acquisition and disposition of sAVAX and stAVAX reflect the Company’s liquid staking activities, pursuant to which the Company stakes AVAX through third-party liquid staking protocols and receives liquid staking tokens representing claims on the underlying staked AVAX and accumulated staking rewards.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2026 was $9.7 million, consisting of $33.0 million of proceeds from notes payable, partially offset by $20.0 million of repayments of notes payable and $3.3 million of treasury stock purchases.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the financial statements in accordance with GAAP involves significant judgments and assumptions and requires estimates about matters that are inherently uncertain. There have been no material changes to our Critical Accounting Estimates, including significant accounting policies that we believe are the most affected by our judgment, estimates and assumptions, which are described in our Quarterly Report on Form 10-Q for the period ended March 31, 2026.

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

Material Weaknesses in Internal Control Over Financial Reporting

As described in Part I, Item 4, “Controls and Procedures,” we have identified material weaknesses in our internal control over financial reporting, and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026.

We will not be able to fully remediate the material weaknesses until the remediation plan described in Part I, Item 4, “Controls and Procedures,” has been fully implemented, the applicable controls have been operating for a sufficient period of time, and we have concluded, through testing, that the newly implemented and enhanced controls are operating effectively. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses in our internal control over financial reporting or that it will prevent or avoid potential future material weaknesses. In addition, our current internal control over financial reporting and disclosure controls and procedures, and any new internal control over financial reporting and disclosure controls and procedures that we develop, may become inadequate because of changes in our business, operations and other factors, some of which may be beyond our control. While we will work to remediate the material weaknesses as quickly and efficiently as possible, we cannot at this time provide an expected timeline in connection with any remediation plan. These remediation measures may be time-consuming and costly and might place significant demands on our financial and operational resources.

As permitted under the U.S. securities laws, neither we nor our independent registered public accounting firm have performed or are required to perform a formal evaluation of the effectiveness of our internal control over financial reporting pursuant to Section 404. It is possible that, had such an evaluation been performed, additional material weaknesses or significant deficiencies may have been identified, and we may identify further material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain effective internal control over financial reporting could result in misstatements in our financial statements that could lead to a restatement of our financial statements, cause us to fail to meet our reporting obligations or adversely affect investor confidence in our reported financial and other information, which may result in a decline in the market price of our Class A common stock.

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

AVAX Market Price Risk

Our AVAX treasury assets are measured using observed prices from active exchanges, which could result in volatility in our financial results in future periods. Adjustments are recorded in net income through “Change in fair value of digital assets” and “Realized loss on digital assets” on the condensed consolidated statements of operations. Therefore, negative swings in the market price of AVAX could have a material impact on our earnings and on the carrying value of our digital assets.

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

Our management evaluated, with the participation of our chief executive officer and chief financial officer, whom we refer to as our Certifying Officers, the effectiveness of our disclosure controls and procedures as of September 30, 2026, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026 due to the material weaknesses in internal control over financial reporting described below under “Internal Control Over Financial Reporting.”

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation activities described below, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not design or maintain an effective control environment commensurate with the financial reporting requirements applicable to U.S. listed companies, including adequate business processes, systems, personnel and related internal controls. As a result, we identified the following material weaknesses:

●	We did not design and maintain effective controls over the financial reporting process, including segregation of duties related to journal entries and account reconciliations; including the accounting for digital assets and the application of U.S. GAAP related to the measurement and valuation of digital asset transactions and balances; and
●	We did not design and maintain effective controls related to the accounting for complex and non-routine transactions, including the accounting for the Company’s reverse recapitalization transaction and related entries.

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

To maintain the listing of our Class A Common Stock on the Nasdaq Capital Market, we are required to meet certain listing requirements, including Nasdaq Listing Rule 5550(a)(2) which requires us to maintain the Minimum Bid Price Requirement and Nasdaq Listing Rule 5550(b) which requires us to maintain at least one of the following: (i) a minimum of $2.5 million in stockholders’ equity, (ii) a market value of listed securities (“MVLS”) of at least $35 million, or (iii) net income from continuing operations of at least $500,000. As previously disclosed, on August 6, 2026, we received two letters from the Nasdaq Staff noting that, for a period of 33 consecutive business days, we were not in compliance with the Minimum Bid Price Requirement nor the MVLS Requirement. In accordance with Nasdaq Listing Rules 5810(c)(3)(A) and 5810(c)(3)(C), we were granted an initial period of 180 calendar days, or until February 2, 2027, to regain compliance with both requirements. On August 25, 2026, we received a letter from the Nasdaq Staff stating that, based on our Quarterly Report on Form 10-Q for the period ended June 30, 2026, evidencing stockholders’ equity of $83,766,235, the Nasdaq Staff has determined that we comply with Nasdaq Listing Rule 5550(b) and that matter is now closed. On October 7, 2026, we received a letter from the Nasdaq Staff notifying us that we had regained compliance with the Minimum Bid Price Requirement.

Although we have regained compliance with the Minimum Bid Price Requirement and the Nasdaq Staff has determined that we comply with Nasdaq Listing Rule 5550(b), there can be no assurance that we will be able to continue to satisfy these or the other continued listing requirements of the Nasdaq Capital Market in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On August 20, 2026, the Company issued 2,000,000 shares of Class A common stock to Astral Horizon, L.P. as Additional Merger Consideration pursuant to Section 2.8(c) of the Business Combination Agreement, in settlement of the post-closing share liability. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. No underwriters were involved, and the Company received no cash proceeds from the issuance.

Issuer Purchases of Equity Securities

On August 24, 2026, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $10,000,000 of the Company’s Class A common stock (the “Repurchase Program”). The Repurchase Program does not obligate the Company to acquire any particular amount of Class A common stock, and repurchases may be made from time to time, on the open market, in privately negotiated transactions or otherwise, as determined by management. The Repurchase Program does not have an expiration date.

The following table sets forth information regarding the Company’s purchases of its Class A common stock during the three months ended September 30, 2026:

			Total Number of
			Shares Purchased as	Maximum Dollar Value of
			Part of Publicly	Shares that May Yet
	Total Number of	Average Price Paid	Announced Plans or	Be Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs
07/01/2026 to 07/31/2026	—	—	—	$10,000,000	(1)
08/01/2026 to 08/31/2026	370,229	$0.7023	370,229	$9,740,001	(1)
09/01/2026 to 09/30/2026	2,519,211	$1.1994	2,519,211	$6,718,369	(1)
Total	2,889,440	$1.1357	2,889,440	$6,718,369	(1)

(1) On August 24, 2026, the Company’s Board of Directors approved the Repurchase Program, which authorizes the repurchase of up to $10,000,000 of the Company’s Class A common stock. The Repurchase Program does not have an expiration date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
10.1†

Master Digital Currency Loan Agreement, dated July 2, 2026, by and between Avalanche Treasury Company, LLC and Galaxy Digital LLC (incorporated by reference to Exhibit 10.20 to Amendment 1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 22, 2026).

10.2†

Loan Term Sheet, dated July 10, 2026, by and between Avalanche Treasury Company, LLC and Galaxy Digital LLC (incorporated by reference to Exhibit 10.21 to Amendment 1 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 22, 2026).

10.3

Director Services Agreement between the Company and Ms. Virginia Gambale, dated September 8, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2026).

10.4

Director Services Agreement between the Company and Mr. Paul Grinberg, dated September 8, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2026).

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

AVALANCHE TREASURY CORPORATION

Date: November 12, 2026	By:	/s/ Gerald Bartholomew Smith
Name: Gerald Bartholomew Smith
Title: Chief Executive Officer (Principal Executive Officer)

AVALANCHE TREASURY CORPORATION

Date: November 12, 2026	By:	/s/ Sean Ostrower
Name: Sean Ostrower
Title: Chief Financial Officer (Principal Financial and Accounting Officer)